Form 10-Q/A
period 2021-09-30
CF Acquisition Corp. VIII
filed 2021-12-20
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 20, 2021, there were 25,540,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

CF Acquisition Corp. VIII (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of September 30, 2021 and for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021.

Background of Restatement

On December 17, 2021, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that it is appropriate to restate the Company’s previously issued audited balance sheet as of March 16, 2021, as previously restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021 (the “Q1 Form 10-Q”), the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2021 included in the Q1 Form 10-Q, and the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021 (the “Q2 Form 10-Q” and, together with the Q1 Form 10-Q, the “Non-Reliance Financial Statements”). Considering the restatement of such financial statements, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatements of the Non-Reliance Financial Statements.

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the Public Shares (as defined below). As a result, the Company determined that at the closing of the Initial Public Offering (as defined below), it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheet.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 1 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position or cash held in the Trust Account established in connection with the Initial Public Offering.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from July 8, 2020 (Inception) through September 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from July 8, 2020 (Inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from July 8, 2020 (Inception) through September 30, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

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

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock					Additional		Total Stockholders’
	Class A		Class B			Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	6,325,000	(1)	$633	$24,367	$(1,421)	$23,579
Sale of Private Placement Class A common stock	540,000	54	-		-	5,224,095	-	5,224,149
Forfeiture of common stock to sponsor at $0.0001 par value	-	-	(75,000)		(8)	8	-	-
Accretion from carrying value to redemption value for redeemable shares of Class A common stock	-	-	-		-	(5,248,470)	(7,790,102)	(13,038,572)
Net loss	-	-	-		-	-	(1,823,114)	(1,823,114)
Balance – March 31, 2021 (as restated, see Note 1)	540,000	$54	6,250,000		$625	$-	$(9,614,637)	$(9,613,958)
Net income	-	-	-		-	-	437,711	437,711
Balance – June 30, 2021 (as restated, see Note 1)	540,000	$54	6,250,000		$625	-	$(9,176,926)	$(9,176,247)
Net loss	-	-	-		-	-	(1,055,126)	(1,055,126)
Balance – September 30, 2021	540,000	$54	6,250,000		$625	$-	$(10,232,052)	$(10,231,373)

(1)	This number includes up to 825,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This number has been adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

	For the Period from July 8 (Inception) through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – July 8, 2020	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	6,325,000	633	24,367	-	25,000
Balance – September 30, 2020	-	$-	6,325,000	$633	$24,367	$-	$25,000

(1)	This number includes up to 825,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This number has been adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

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

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

Restatement of Previously Issued Financial Statements

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the Public Shares. As a result, the Company determined that at the closing of the Initial Public Offering, it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheet.

The Company assessed the materiality of these corrections on its prior periods’ financial statements in accordance with SEC Staff Accounting Bulletins Topic 1.M, Materiality and Topic 1.A, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. As a result of this assessment, the Company determined that the corrections were material to the previously filed financial statements that contained the error as initially reported in the Company’s Form 8-K as of March 16, 2021, and the Forms 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the “Affected Periods”). Therefore, the Company concluded that the Affected Periods should be restated to present all Public Shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of the Initial Public Offering, with a resulting decrease in Additional paid-in capital and increase in Accumulated deficit. As such, the Company is reporting these restatements to the Affected Periods in this Amendment.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of common stock share pro-rata in the net income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results for all periods presented.

The impact of the restatement on the financial statements for the Affected Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of March 16, 2021:

	As of March 16, 2021
	As Previously Revised	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$235,275,910	$14,724,090	$250,000,000
Class A common stock	$202	$(148)	$54
Additional paid-in-capital	$6,933,840	$(6,933,840)	$—
Accumulated deficit	$(1,934,657)	$(7,790,102)	$(9,724,759)
Total Stockholders’ Equity/(Deficit)	$5,000,010	$(14,724,090)	$(9,724,080)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of March 31, 2021:

	As of March 31, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$235,386,040	$14,613,960	$250,000,000
Class A common stock	$200	$(146)	$54
Additional paid-in-capital	$6,823,712	$(6,823,712)	$—
Accumulated deficit	$(1,824,535)	$(7,790,102)	$(9,614,637)
Total Stockholders’ Equity/(Deficit)	$5,000,002	$(14,613,960)	$(9,613,958)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental disclosure of noncash financing activities
Change in Class A common stock subject to possible redemption	$235,386,040	$(235,386,040)	$—

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of June 30, 2021:

	As of June 30, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$235,823,750	$14,176,250	$250,000,000
Class A common stock	$196	$(142)	$54
Additional paid-in-capital	$6,386,006	$(6,386,006)	$—
Accumulated deficit	$(1,386,824)	$(7,790,102)	$(9,176,926)
Total Stockholders’ Equity/(Deficit)	$5,000,003	$(14,176,250)	$(9,176,247)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental disclosure of noncash financing activities
Change in Class A common stock subject to possible redemption	$235,823,750	$(235,823,750)	$—

The impact to the reported amounts of weighted average number of shares of common stock outstanding and basic and diluted earnings per common share is presented below for the Affected Periods:

	Three Months Ended March 31, 2021 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Class A – Public shares	25,000,000	(20,555,556)	4,444,444
Class A – Private placement	540,000	(444,000)	96,000
Class B – Common stock	5,633,333	—	5,633,333
Basic and diluted net income (loss) per share, Class A – Public shares	$0.00	$(0.18)	$(0.18)
Basic and diluted net income (loss) per share, Class A – Private placement	$(0.30)	$0.12	$(0.18)
Basic and diluted net income (loss) per share, Class B – Common stock	$(0.30)	$0.12	$(0.18)

	Three Months Ended June 30, 2021 (Unaudited)
Statement of Operations	As Previously Reported	Adjustment	As Restated
Class A – Public shares	25,000,000	—	25,000,000
Class A – Private placement	540,000	—	540,000
Class B – Common stock	6,250,000	—	6,250,000
Basic and diluted net income (loss) per share, Class A – Public shares	$0.00	$0.01	$0.01
Basic and diluted net income (loss) per share, Class A – Private placement	$0.06	$(0.05)	$0.01
Basic and diluted net income (loss) per share, Class B – Common stock	$0.06	$(0.05)	$0.01

	Six Months Ended June 30, 2021 (Unaudited)
Statement of Operations	As Previously Reported	Adjustment	As Restated
Class A – Public shares	25,000,000	(10,220,994)	14,779,006
Class A – Private placement	540,000	(220,773)	319,227
Class B – Common stock	6,250,000	(306,630)	5,943,370
Basic and diluted net income (loss) per share, Class A – Public shares	$0.00	$(0.07)	$(0.07)
Basic and diluted net income (loss) per share, Class A – Private placement	$(0.20)	$0.13	$(0.07)
Basic and diluted net income (loss) per share, Class B – Common stock	$(0.20)	$0.13	$(0.07)

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As discussed in Note 1, all of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 25,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 25,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of our balance sheet. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, as amended due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 16, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In light of the restatement, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

CF ACQUISITION CORP. VIII

Date: December 20, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2021	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)