Form 10-Q
period 2022-03-31
CF Acquisition Corp. VIII
filed 2022-05-13
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFFEU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFFE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CFFEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 22,660,073 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VIII

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	44,625	195,463
Total current assets	69,625	220,463
Cash equivalents held in Trust Account	225,624,745	250,017,673
Other assets	570,844	570,844
Total Assets	$226,265,214	$250,808,980

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$815,504	$1,349,132
Payables to related party	570,844	570,844
Sponsor loan – promissory notes	5,452,200	734,425
Franchise tax payable	50,000	200,000
Total Current Liabilities	6,888,548	2,854,401
Warrant liability	2,107,050	5,300,188
FPS liability	1,959,196	2,006,525
Total Liabilities	10,954,794	10,161,114

Commitments and Contingencies
Class A common stock subject to possible redemption, 22,120,073 and 25,000,000 shares issued and outstanding at redemption value of $10.20 and $10.00 per share as of March 31, 2022 and December 31, 2021, respectively	225,624,745	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 540,000 shares issued and outstanding (excluding 22,120,073 and 25,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	54	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 6,250,000 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	625	625
Additional paid-in-capital	-	146,555
Accumulated deficit	(10,315,004)	(9,499,368)
Total Stockholders’ Deficit	(10,314,325)	(9,352,134)
Total Liabilities and Stockholders’ Deficit	$226,265,214	$250,808,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

General and administrative costs	$371,254	$77,761
Administrative expenses - related party	30,000	5,187
Franchise tax expense	12,534	20,450
Loss from operations	(413,788)	(103,398)
Interest income on investments held in Trust Account	6,440	-
Other income	579,294	-
Changes in fair value of warrant liability	3,193,138	137,916
Changes in fair value of FPS liability	47,329	(1,857,632)
Net income (loss)	$3,412,413	$(1,823,114)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	24,136,022	4,444,444
Class A - Private placement	540,000	96,000
Class B - Common stock	6,250,000	5,633,333 (1)
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$0.11	$(0.18)
Class A - Private placement	$0.11	$(0.18)
Class B - Common stock	$0.11	$(0.18)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	540,000	$54	6,250,000	$625	$146,555	$(9,499,368)	$(9,352,134)
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-	-	(195,966)	(4,228,049)	(4,424,015)
Stock-based compensation	-	-	-	-	49,411	-	49,411
Net income	-	-	-	-	-	3,412,413	3,412,413
Balance – March 31, 2022	540,000	$54	6,250,000	$625	$-	$(10,315,004)	$(10,314,325)

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,325,000	(1)	$633	$24,367	$(1,421)	$23,579
Sale of Class A common stock to Sponsor in private placement	540,000	54	-		-	5,224,095	-	5,224,149
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(75,000)		(8)	8	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(5,248,470)	(7,790,102)	(13,038,572)
Net loss	-	-	-		-	-	(1,823,114)	(1,823,114)
Balance – March 31, 2021	540,000	$54	6,250,000		$625	$-	$(9,614,637)	$(9,613,958)

(1)	This number includes up to 825,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,412,413	$(1,823,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	49,411	-
General and administrative expenses paid by related party	258,373	63,160
Interest income on investments held in Trust Account	(6,440)	-
Changes in fair value of warrant liability	(3,193,138)	(137,916)
Changes in fair value of FPS liability	(47,329)	1,857,632
Changes in operating assets and liabilities:
Prepaid expenses	210,338	-
Accrued expenses	(533,628)	19,788
Franchise tax payable	(150,000)	20,450
Net cash provided by operating activities	-	-

Cash flows from investing activities
Cash deposited in Trust Account	(4,424,015)	(250,000,000)
Proceeds from Trust Account to pay franchise taxes	24,113	-
Proceeds from Trust Account to redeem public stockholders of Class A common stock	28,799,270	-
Net cash provided by (used in) investing activities	24,399,368	(250,000,000)

Cash flows from financing activities
Proceeds received from related party – Sponsor loan	4,717,775	508,203
Proceeds received from initial public offering	-	250,000,000
Redemption payment to public Class A common stockholders	(28,799,270)	-
Proceeds received from private placement	-	5,400,000
Offering costs paid	-	(4,897,322)
Payment of related party payable	(317,873)	(1,010,881)
Net cash provided by (used in) financing activities	(24,399,368)	250,000,000

Net change in cash	-	-
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities:
Prepaid expenses paid with payables to related party	$-	$952,883

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

As of March 31, 2022, the Company had not commenced operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Failure to Consummate a Business Combination — The Company has until September 30, 2022 (which was originally March 16, 2022 but has been extended by the stockholder approval of the Extension (as defined below)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On March 8, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from March 16, 2022 to September 30, 2022 (the “Extension”). In connection with the approval of the Extension, on March 9, 2022, the Sponsor loaned the Company an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) (the “Extension Loan”). The proceeds of the Extension Loan were deposited in the Trust Account on March 9, 2022.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of both March 31, 2022 and December 31, 2021, the Company had $25,000 of cash in its operating account. As of March 31, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $6,819,000 and $2,634,000, respectively. As of March 31, 2022 and December 31, 2021, $0 and approximately $18,000 of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account.

As of March 31, 2022 and December 31, 2021, there was approximately $5,452,000 and $734,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,028,000 and $734,000, respectively, outstanding under the Sponsor Loan, and $4,424,105 and $0, respectively, outstanding under the Extension Loan. As of both March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2022 and March 15, 2021, respectively.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until September 30, 2022 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and FPS liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both March 31, 2022 and December 31, 2021. The Company’s investments held in the Trust Account as of both March 31, 2022 and December 31, 2021 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three months ended March 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 22,120,073 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$2,663,197	$59,584	$689,632	$(796,432)	$(17,203)	$(1,009,479)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	24,136,022	540,000	6,250,000	4,444,444	96,000	5,633,333
Basic and diluted net income (loss) per share of common stock	$0.11	$0.11	$0.11	$(0.18)	$(0.18)	$(0.18)

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

No amounts were accrued for the payment of interest and penalties as of both March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit, including 3,000,000 Units sold upon the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock due to the underwriters not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. As a result, the Company recognized approximately $29,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the three months ended March 31, 2022. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized approximately $20,000 of compensation expense at fair value that was presented in the Company’s statement of operations for the three months ended March 31, 2022. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with any Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $9,350,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriter’s over-allotment option.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the Company’s initial Business Combination. For the three months ended March 31, 2022 and 2021, the Company paid $30,000 and approximately $5,000, respectively, for office space and administrative fees.

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account.

As of March 31, 2022 and December 31, 2021, there was approximately $5,452,000 and $734,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,028,000 and $734,000, respectively, outstanding under the Sponsor Loan, and $4,424,105 and $0, respectively, outstanding under the Extension Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying unaudited condensed balance sheets. As of both March 31, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $571,000.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6 - Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 540,000 shares of Class A common stock issued and outstanding, excluding 22,120,073 and 25,000,000 shares subject to possible redemption, respectively. The outstanding shares of Class A common stock comprise of 540,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 8, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. On March 11, 2021, the Company effected a 1.1-for-1 stock split. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. Information contained in the unaudited condensed financial statements has been retroactively adjusted for this split.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$225,624,745	$-	$-	$225,624,745
Liabilities:
Warrant liability	$-	$2,107,050	$-	$2,107,050
FPS liability	-	-	1,959,196	1,959,196
Total Liabilities	$-	$2,107,050	$1,959,196	$4,066,246

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$250,017,673	$-	$-	$250,017,673
Liabilities:
Warrant liability	$-	$5,300,188	$-	$5,300,188
FPS liability	-	-	2,006,525	2,006,525
Total Liabilities	$-	$5,300,188	$2,006,525	$7,306,713

Level 1 assets as of both March 31, 2022 and December 31, 2021 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the three months ended March 31, 2022.

As of March 31, 2022, the aggregate fair values of the Private Placement Warrants and Public Warrants were approximately $0.04 million and $2.1 million respectively. As of December 31, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were approximately $0.1 million and $5.2 million, respectively.

The following tables present the changes in the fair value of warrant liability for the period from March 16, 2021 through March 31, 2021 and for the three months ended March 31, 2022:

	Private Placement	Public	Warrant Liability
Fair value as of March 16, 2021	$175,851	$8,141,250	$8,317,101
Change in valuation inputs or other assumptions(1)	(2,916)	(135,000)	(137,916)
Fair value as of March 31, 2021	$172,935	$8,006,250	$8,179,185

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2021(2)	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(67,513)	(3,125,625)	(3,193,138)
Fair value as of March 31, 2022	$44,550	$2,062,500	$2,107,050

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

(2)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $7.1 million during the year ended December 31, 2021.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of March 31, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 70% and 80%, respectively. The probability was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and affiliates of the Sponsor’s track record for consummating similar transactions.

The following tables present the changes in the fair value of the FPS liability for the period from March 16, 2021 through March 31, 2021 and for the three months ended March 31, 2022:

FPS Liability
Fair value as of March 16, 2021	$1,933,236
Change in valuation inputs or other assumptions(1)	(75,604)
Fair value as of March 31, 2021	$1,857,632

FPS Liability
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	(47,329)
Fair value as of March 31, 2022	$1,959,196

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on March 11, 2021. On March 16, 2021, we consummated the Initial Public Offering of 25,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units sold upon the partial exercise of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire 5 years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

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

On March 8, 2022, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete our Initial Business Combination from March 16, 2022 to September 30, 2022 (the “Extension”). In connection with the Extension, the Sponsor loaned us an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) (the “Extension Loan”). The proceeds of the Extension Loan were deposited in the Trust Account on March 9, 2022. The Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination. In connection with the stockholder vote to approve the Extension, 2,879,927 Public Shares were redeemed at $10.00 a share, resulting in a reduction of $28,799,270 in the amount held in the Trust Account.

We have until September 30, 2022 or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate an Initial Business Combination (the “Combination Period”). If we are unable to complete an Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of both March 31, 2022 and December 31, 2021, we had $25,000 of cash in our operating account. As of March 31, 2022 and December 31, 2021, we had a working capital deficit of approximately $6,819,000 and $2,634,000, respectively. As of March 31, 2022 and December 31, 2021, we had $0 and approximately $18,000, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans.

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account.

As of March 31, 2022 and December 31, 2021, there was approximately $5,452,000 and $734,000, respectively, outstanding under the loans payable by us to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,028,000 and $734,000, respectively, outstanding under the Sponsor Loan, and $4,424,105 and $0, respectively, outstanding under the Extension Loan.

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

Results of Operations

Our entire activity from inception through March 31, 2022 related to our formation, the Initial Public Offering, and, to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $3,412,000 which consisted of approximately $3,193,000 of gain from the change in fair value of warrant liability, approximately $579,000 of other income, approximately $47,000 of gain from the change in fair value of FPS liability, and approximately $7,000 of interest income on investments held in the Trust Account, partially offset by approximately $371,000 of general and administrative expenses, $30,000 of administrative expenses paid to the Sponsor, and approximately $13,000 of franchise tax expense.

For the three months ended March 31, 2021, we had a net loss of approximately $1,823,000 which consisted of approximately $1,858,000 of loss from the change in fair value of FPS liability, approximately $78,000 of general and administrative expenses, approximately $20,000 of franchise tax expense, and approximately $5,000 of administrative expenses paid to the Sponsor, partially offset by approximately $138,000 of gain from the change in fair value of warrant liability.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Initial Business Combination to assist us in holding meetings with our stockholders to discuss any potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with any Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $9,350,000, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option.

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

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account. The Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination.

As of March 31, 2022 and December 31, 2021, there was approximately $5,452,000 and $734,000, respectively, outstanding under the loans payable by us to the Sponsor. As of March 31, 2022 and December 31, 2021, these amounts included approximately $1,028,000 and $734,000, respectively, outstanding under the Sponsor Loan, and $4,424,105 and $0, respectively, outstanding under the Extension Loan. As of both March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of both March 31, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $571,000.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed balance sheets, unaudited condensed statements of operations, unaudited condensed statements of stockholders’ deficit and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until September 30, 2022 to consummate an Initial Business Combination. Our mandatory liquidation date, if an Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 22,120,073 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

See Note 2— “Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this report for additional information regarding these critical accounting policies and other significant accounting policies.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, due solely to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. As a result, we have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

In light of the above material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 31, 2022. In addition, we may be subject to the following risk in connection with changes in laws and regulations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2022).

10.1	Promissory Note issued to the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2022).

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VIII

Date: May 13, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)