Form 10-Q
period 2022-06-30
CF Acquisition Corp. VIII
filed 2022-08-15
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

CF ACQUISITION CORP. VIII

(Exact name of registrant as specified in its charter)

Delaware	001-40206	85-2002883
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 938-5000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFFEU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFFE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CFFEW	The Nasdaq Stock Market LLC

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

As of August 15, 2022, there were 22,660,073 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VIII

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$1,474,727	$25,000
Prepaid expenses	284,298	195,463
Total current assets	1,759,025	220,463
Cash equivalents held in Trust Account	1,571,215	250,017,673
Available-for-sale debt securities held in Trust Account, at fair value (no allowance for credit losses, amortized cost $224,485,500)	224,156,250	—
Other assets	—	570,844
Total Assets	$227,486,490	$250,808,980

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$173,649	$1,349,132
Payables to related party	1,449,727	570,844
Sponsor loan – promissory notes	6,901,927	734,425
Franchise tax payable	35,033	200,000
Total Current Liabilities	8,560,336	2,854,401
Warrant liability	1,677,978	5,300,188
FPS liability	1,301,570	2,006,525
Total Liabilities	11,539,884	10,161,114

Commitments and Contingencies
Class A common stock subject to possible redemption, 22,120,073 and 25,000,000 shares issued and outstanding at redemption value of $10.20 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	225,624,745	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 540,000 shares issued and outstanding (excluding 22,120,073 and 25,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	54	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 6,250,000 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	625	625
Additional paid-in-capital	-	146,555
Accumulated deficit	(9,349,568)	(9,499,368)
Accumulated other comprehensive loss	(329,250)	—
Total Stockholders’ Deficit	(9,678,139)	(9,352,134)

Total Liabilities and Stockholders’ Deficit	$227,486,490	$250,808,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative costs	$433,001	$323,948	$804,255	$401,709
Administrative expenses - related party	30,000	30,000	60,000	35,187
Franchise tax expense	50,000	60,050	62,534	80,500
Loss from operations	(513,001)	(413,998)	(926,789)	(517,396)
Interest income on investments held in Trust Account	431,970	5,138	438,410	5,138
Other income	-	-	579,294	-
Changes in fair value of warrant liability	429,072	1,091,835	3,622,210	1,229,751
Changes in fair value of FPS liability	657,626	(245,264)	704,955	(2,102,896)
Net income (loss) before provision for income tax	$1,005,667	$437,711	$4,418,080	$(1,385,403)
Income tax provision for income taxes	40,231	-	40,231	-
Net income (loss)	$965,436	$437,711	$4,377,849	$(1,385,403)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	22,120,073	25,000,000	23,122,479	14,779,006
Class A - Private placement	540,000	540,000	540,000	319,227
Class B - Common stock	6,250,000	6,250,000	6,250,000	5,943,370 (1)
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$0.03	$0.01	$0.15	$(0.07)
Class A - Private placement	$0.03	$0.01	$0.15	$(0.07)
Class B - Common stock	$0.03	$0.01	$0.15	$(0.07)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$965,436	$437,711	$4,377,849	$(1,385,403)
Other comprehensive loss
Change in unrealized depreciation of available-for-sale debt securities	(329,250)	—	(329,250)	—
Total other comprehensive loss	(329,250)	—	(329,250)	—
Comprehensive income (loss)	$636,186	$437,711	$4,048,599	$(1,385,403)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2021	540,000	$54	6,250,000	$625	$146,555	$(9,499,368)	$—	$(9,352,134)
Accretion for redeemable shares of Class A common stock to redemption value	—	—	—	—	(195,966)	(4,228,049)	—	(4,424,015)
Stock-based compensation	—	—	—	—	49,411	—	—	49,411
Net income	—	—	—	—	—	3,412,413	—	3,412,413
Balance - March 31, 2022	540,000	$54	6,250,000	$625	$—	$(10,315,004)	$—	$(10,314,325)
Net income	—	—	—	—	—	965,436	—	965,436
Other comprehensive loss	—	—	—	—	—	—	(329,250)	(329,250)
Balance - June 30, 2022	540,000	$54	6,250,000	$625	—	$(9,349,568)	$(329,250)	$(9,678,139)

For the Three and Six Months Ended June 30, 2021

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	6,325,000	(1)	$633	$24,367	$(1,421)	$23,579
Sale of Class A common stock to Sponsor in private placement	540,000	54	-		-	5,224,095	-	5,224,149
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(75,000)		(8)	8	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(5,248,470)	(7,790,102)	(13,038,572)
Net loss	-	-	-		-	-	(1,823,114)	(1,823,114)
Balance – March 31, 2021	540,000	$54	6,250,000		$625	$-	$(9,614,637)	$(9,613,958)
Net income	-	-	-		-	-	437,711	437,711
Balance – June 30, 2021	540,000	$54	6,250,000		$625	$-	$(9,176,926)	$(9,176,247)

(1)	This number includes up to 825,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$4,377,849	$(1,385,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	49,411	-
General and administrative expenses paid by related party	1,137,256	348,295
Interest income on investments held in Trust Account	(438,410)	(5,138)
Changes in fair value of warrant liability	(3,622,210)	(1,229,751)
Changes in fair value of FPS liability	(704,955)	2,102,896
Changes in operating assets and liabilities:
Prepaid expenses	541,509	-
Accrued expenses	(1,175,483)	48,036
Franchise tax payable	(164,967)	80,000
Other assets	-	(556,374)
Payables to related party	-	597,439
Net cash provided by operating activities	-	-

Cash flows from investing activities
Cash deposited in Trust Account	(4,424,015)	(250,000,000)
Proceeds from Trust Account to pay franchise taxes	24,113	-
Purchase of available-for-sale debt securities held in Trust Account	(224,056,750)	-
Sale of cash equivalent held in Trust Account	224,056,750
Proceeds from Trust Account to redeem public stockholders of Class A common stock	28,799,270	-
Net cash provided by (used in) investing activities	24,399,368	(250,000,000)

Cash flows from financing activities
Proceeds received from related party – Sponsor loan	6,167,502	617,542
Proceeds received from initial public offering	-	250,000,000
Redemption payment to public Class A common stockholders	(28,799,270)	-
Proceeds received from private placement	-	5,400,000
Offering costs paid	-	(4,897,322)
Payment of related party payable	(317,873)	(1,079,155)
Net cash provided by (used in) financing activities	(22,949,641)	250,041,065

Net change in cash	1,449,727	41,065
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$1,474,727	$66,065

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$-	$730,860

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

As of June 30, 2022, the Company had not commenced operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invest in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

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

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

On March 8, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from March 16, 2022 to September 30, 2022 (the “Extension”). In connection with the approval of the Extension, on March 9, 2022, the Sponsor loaned the Company an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) (the “Extension Loan”). The proceeds of the Extension Loan were deposited in the Trust Account on March 9, 2022. The Extension Loan will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of an initial Business Combination. As a result of the approval of the Extension and the Extension Loan, the amount in the trust account was increased to approximately $10.20 per Public Share.

On August 12, 2022, the Company filed a preliminary proxy statement in connection with a special meeting of its stockholders (the “Extension Meeting”), at which the Company will seek the approval of its stockholders to extend the expiration of the period in which it must complete a business combination from September 30, 2022 to March 16, 2023. The Company’s public stockholders will have the ability to redeem their Public Shares in connection with the Extension Meeting, which could result in a smaller number of Public Shares outstanding following the Extension Meeting.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had approximately $1,475,000 and $25,000, respectively, of cash in its operating account. As of June 30, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $6,801,000 and $2,634,000, respectively. As of June 30, 2022 and December 31, 2021, $291,000 and approximately $18,000 of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account. On June 30, 2022, the Company entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses. Both the Extension Loan and the 2022 Working Capital Loan bear no interest and are due and payable on the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time. As a result of the approval of the Extension and the Extension Loan, the amount in the trust account was increased to approximately $10.20 per Public Share.

As of June 30, 2022 and December 31, 2021, there was approximately $6,902,000 and $734,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $734,000, respectively, outstanding under the Sponsor Loan, $4,424,105 and $0, respectively, outstanding under the Extension Loan, and approximately $728,000 and $0, respectively, outstanding under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2022 and March 15, 2021, respectively.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until September 30, 2022 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability and FPS liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2022 and December 31, 2021. Certain of the Company’s investments held in the Trust Account as of both June 30, 2022 and December 31, 2021 were comprised of cash equivalents.

Available-for-Sale Debt Securities

Certain of the Company’s investments held in the Trust Account as of June 30, 2022 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of June 30, 2022. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in stockholders’ equity. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents and investments in the U.S. government debt securities held in the Trust Account. For the three and six months ended June 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities, and the warrant and FPS liabilities.

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

The Company accounts for the warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 8 for further discussion of the pertinent terms of the warrants and Note 9 for further discussion of the methodology used to determine the fair value of the warrants and FPS.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 22,120,073 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$738,688	$18,033	$208,715	$344,221	$7,435	$86,055
Denominator:

Basic and diluted weighted average number of shares of common stock outstanding	22,120,073	540,000	6,250,000	25,000,000	540,000	6,250,000
Basic and diluted net income per share of common stock	$0.03	$0.03	$0.03	$0.01	$0.01	$0.01

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$3,384,097	$79,032	$914,720	$(973,067)	$(21,018)	$(391,318)
Denominator:

Basic and diluted weighted average number of shares of common stock outstanding	23,122,479	540,000	6,250,000	14,779,006	319,227	5,943,370
Basic and diluted net income (loss) per share of common stock	$0.15	$0.15	$0.15	$(0.07)	$(0.07)	$(0.07)

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 and 2021, the Company recorded income tax expense of approximately $40,000 and $0, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was approximately 0.9% and 0%, respectively, which differs from the federal statutory rate mainly due to the change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs which are currently not deductible as they are deferred for tax purposes, partially offset by release of a portion of the valuation allowance against net operating losses utilized during the three months ended June 30, 2022.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit, including 3,000,000 Units sold upon the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock due to the underwriters not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. As a result, the Company recognized no compensation expense and approximately $29,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the three and six months ended June 30, 2022, respectively. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized no compensation expense and approximately $20,000 of compensation expense at fair value that was presented in the Company’s statement of operations for the three and six months ended June 30, 2022, respectively. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination. For both the three months ended June 30, 2022 and 2021, the Company paid $30,000 for office space and administrative fees. For the six months ended June 30, 2022 and 2021, the Company paid $60,000 and approximately $35,000, respectively, for office space and administrative fees.

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account. The Extension Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. As a result of the approval of the Extension and the Extension Loan, the amount in the trust account was increased to approximately $10.20 per Public Share.

As of June 30, 2022 and December 31, 2021, there was approximately $6,902,000 and $734,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $734,000, respectively, outstanding under the Sponsor Loan, $4,424,105 and $0, respectively, outstanding under the Extension Loan, and approximately $728,000 and $0, respectively, outstanding under the Working Capital Loans.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On June 30, 2022, the Company entered into the 2022 Working Capital Loan with the Sponsor in the amount of up to $1,000,000. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying condensed balance sheets. As of June 30, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $1,450,000 and $571,000, respectively.

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

Note 6 – Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$224,485,500	$-	$(329,250)	$224,156,250

(1)	Contractual maturities are one year or less.
(2)	One individual debt security was in a continuous unrealized loss position for less than 12 months and for which no allowance for credit loss has been recorded.

The Company did not recognize the unrealized losses in earnings on its available-for-sale debt securities during the three and six months ended June 30, 2022, because it was determined that such losses were due to non-credit factors. Additionally, as of June 30, 2022, the Company neither intended to sell nor did it believe that it was more likely than not that it will be required to sell these securities before recovery of their amortized cost basis.

The Company did not have any sales of its available-for-sale debt securities during the three and six months ended June 30, 2022.

Note 7 —Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 540,000 shares of Class A common stock issued and outstanding, excluding 22,120,073 and 25,000,000 shares subject to possible redemption, respectively. The outstanding shares of Class A common stock comprise of 540,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock –The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 – Warrants

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$225,727,465	$-	$-	$225,727,465
Liabilities:
Warrant liability	$-	$1,677,978	$-	$1,677,978
FPS liability	-	-	1,301,570	1,301,570
Total Liabilities	$-	$1,677,978	$1,301,570	$2,979,548

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. government debt securities	$250,017,673	$-	$-	$250,017,673
Liabilities:
Warrant liability	$-	$5,300,188	$-	$5,300,188
FPS liability	-	-	2,006,525	2,006,525
Total Liabilities	$-	$5,300,188	$2,006,525	$7,306,713

Level 1 assets as of both June 30, 2022 and December 31, 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. As of June 30, 2022, Level 1 assets also include a direct investment in the U.S. government treasury bills classified as available-for-sale-debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Initial Measurement

The Company established the initial fair value for the warrants on March 16, 2021, the date of the closing of the Initial Public Offering. The Public Warrants and Private Placement Warrants were measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-fourth of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-fourth of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the shares of Class A common stock subject to possible redemption. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the three and six months ended June 30, 2022.

The following tables present the changes in the fair value of warrant liability for the three and six months ended June 30, 2022, for the period from March 16, 2021 through June 30, 2021, and for the three months ended June 30, 2021:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2021	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(67,513)	(3,125,625)	(3,193,138)
Fair value as of March 31, 2022	$44,550	$2,062,500	$2,107,050
Change in valuation inputs or other assumptions(1)	(9,072)	(420,000)	(429,072)
Fair value as of June 30, 2022	$35,478	$1,642,500	$1,677,978

	Private Placement	Public	Warrant Liability
Fair value as of March 16, 2021	$175,851	$8,141,250	$8,317,101
Change in valuation inputs or other assumptions(1)	(2,916)	(135,000)	(137,916)
Fair value as of March 31, 2021	$172,935	$8,006,250	$8,179,185
Change in valuation inputs or other assumptions(1)	(23,085)	(1,068,750)	(1,091,835)
Fair value as of June 30, 2021(2)	$149,850	$6,937,500	$7,087,350

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

(2)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $7.1 million during the three and six months ended June 30, 2021.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of June 30, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 43% and 80%, respectively. The probability was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and affiliates of the Sponsor’s track record for consummating similar transactions.

The following tables present the changes in the fair value of the FPS liability for the three and six months ended June 30, 2022, for the period from March 16, 2021 through March 31, 2021, and for the three months ended June 30, 2021:

FPS Liability
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	(47,329)
Fair value as of March 31, 2022	$1,959,196
Change in valuation inputs or other assumptions(1)	(657,626)
Fair value as of June 30, 2022	$1,301,570

FPS Liability
Fair value as of March 16, 2021	$1,933,236
Change in valuation inputs or other assumptions(1)	(75,604)
Fair value as of March 31, 2021	$1,857,632
Change in valuation inputs or other assumptions(1)	245,264
Fair value as of June 30, 2021	$2,102,896

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events, that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements other than the below.

On August 12, 2022, the Company filed a preliminary proxy statement in connection with a stockholders meeting to vote on a proposed extension of time for the Company to consummate a business combination from September 30, 2022 to March 16, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

On March 8, 2022, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete our Initial Business Combination from March 16, 2022 to September 30, 2022 (the “Extension”). In connection with the Extension, the Sponsor loaned us an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) (the “Extension Loan”). The proceeds of the Extension Loan were deposited in the Trust Account on March 9, 2022. The Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination. In connection with the stockholder vote to approve the Extension, 2,879,927 Public Shares were redeemed at $10.00 a share, resulting in a reduction of $28,799,270 in the amount held in the Trust Account. As a result of the approval of the Extension and the Extension Loan, the amount in the trust account was increased to approximately $10.20 per Public Share.

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

On August 12, 2022, we filed a preliminary proxy statement in connection with a special meeting of our stockholders (the “Extension Meeting”), at which we will seek the approval of our stockholders to extend the expiration of the period in which we must complete a business combination from September 30, 2022 to March 16, 2023. Our public stockholders will have the ability to redeem their Public Shares in connection with the Extension Meeting, which could result in a smaller number of Public Shares outstanding following the Extension Meeting.

Liquidity and Capital Resources

As of both June 30, 2022 and December 31, 2021, we had approximately $1,475,000 and $25,000 of cash in our operating account. As of June 30, 2022 and December 31, 2021, we had a working capital deficit of approximately $6,801,000 and $2,634,000, respectively. As of June 30, 2022 and December 31, 2021, we had $$291,000 and approximately $18,000, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the Extension) from the Sponsor pursuant to the Extension Loan, which was deposited in the Trust Account. On June 30, 2022, the Company entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000. See “Related Party Loans.”

As of June 30, 2022 and December 31, 2021, there was approximately $6,902,000 and $734,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $734,000, respectively, outstanding under the Sponsor Loan, $4,424,105 and $0, respectively, outstanding under the Extension Loan, and approximately $728,000 and $0, respectively, outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2022 related to our formation, the Initial Public Offering, and, to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $965,000 which consisted of approximately $429,000 of gain from the change in fair value of warrant liability, approximately $657,000 of gain from the change in fair value of FPS liability, and approximately $432,000 of interest income on investments held in the Trust Account, partially offset by approximately $433,000 of general and administrative expenses, $50,000 of franchise tax expense, approximately $40,000 of income tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2022, we had net income of approximately $4,378,000 which consisted of approximately $3,622,000 of gain from the change in fair value of warrant liability, approximately $705,000 of gain from the change in fair value of FPS liability, approximately $579,000 of other income and approximately $438,000 of interest income on investments held in the Trust Account, partially offset by approximately $804,000 of general and administrative expenses, $62,000 of franchise tax expense, approximately $40,000 of income tax expense, and $60,000 of administrative expenses paid to the Sponsor.

For the three months ended June 30, 2021, we had net income of approximately $438,000, which consisted of approximately $1,092,000 of gain from the change in the fair value of warrants liability and approximately $5,000 in interest income on investments held in the Trust Account, which were partially offset by approximately $324,000 in general and administrative expenses, approximately $245,000 of loss from the change in fair value of the forward purchase securities liability, approximately $60,000 of franchise tax expense, and $30,000 in administrative expenses paid to the Sponsor.

For the six months ended June 30, 2021, we had a net loss of approximately $1,386,000, which consisted of approximately $2,103,000 of loss from the change in fair value of the forward purchase securities liability, approximately $402,000 in general and administrative expenses, approximately $81,000 of franchise tax expense, and approximately $35,000 in administrative expenses paid to the Sponsor, which were partially offset by approximately $1,230,000 of gain from the change in fair value of warrants liability and approximately $5,000 in interest income on investments held in the Trust Account.

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

On June 30, 2022, we entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which we consummate our Initial Business Combination. The principal balance may be prepaid at any time.

As of June 30, 2022 and December 31, 2021, there was approximately $6,902,000 and $734,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $1,750,000 and $734,000, respectively, outstanding under the Sponsor Loan, $4,424,105 and $0, respectively, outstanding under the Extension Loan, and approximately $728,000 and $0, respectively, outstanding under the Working Capital Loans.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $1,450,000 and $571,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until September 30, 2022 to consummate an Initial Business Combination. Our mandatory liquidation date, if an Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 22,120,073 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness pertaining to the accounting for complex financial instruments and enhanced our control over financial reporting. As a result, we enhanced our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

As part of our remediation efforts, we took the following steps:

●	We implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We established additional monitoring and oversight controls designed to ensure the accuracy and completeness of our unaudited condensed financial statements and related disclosures.

As a result of our actions, we believe our material weakness has been remediated as of June 30, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to our initial public offering, initially filed with the SEC on February 19, 2021, as amended and which became effective on March 11, 2021 (File No. 333-253308), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may make it more difficult to complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an Initial Business Combination, and may make it more difficult to complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an Initial Business Combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete an Initial Business Combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its Initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, where it has been less than 18 months since the effective date of its IPO Registration Statement. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate an Initial Business Combination and instead liquidate the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our Initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Promissory Note of the Company, dated June 30, 2022.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VIII

Date: August 15, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)