Form 10-Q
period 2022-09-30
CF Acquisition Corp. VIII
filed 2022-11-14
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 3,500,098 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VIII

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$265,188	$25,000
Prepaid expenses	14,876	195,463
Total current assets	280,064	220,463
Cash equivalents held in Trust Account	31,190,506	250,017,673
Other assets	—	570,844
Total Assets	$31,470,570	$250,808,980

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$824,064	$1,349,132
Payables to related party	77,851	570,844
Sponsor loan – promissory notes	8,150,847	734,425
Franchise tax payable	52,549	200,000
Total Current Liabilities	9,105,311	2,854,401
Warrant liability	574,650	5,300,188
FPS liability	1,757,919	2,006,525
Total Liabilities	11,437,880	10,161,114

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,960,098 and 25,000,000 shares issued and outstanding at redemption value of $10.53 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	31,169,832	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 540,000 shares issued and outstanding (excluding 2,960,098 and 25,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	54	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 6,250,000 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	625	625
Additional paid-in-capital	—	146,555
Accumulated deficit	(11,137,821)	(9,499,368)
Accumulated other comprehensive loss	—	—
Total Stockholders’ Deficit	(11,137,142)	(9,352,134)

Total Liabilities and Stockholders’ Deficit	$31,470,570	$250,808,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative costs	$1,108,906	$1,137,358	$1,913,161	$1,539,093
Administrative expenses - related party	30,000	30,000	90,000	65,161
Franchise tax expense	50,000	60,000	112,534	140,500
Loss from operations	(1,188,906)	(1,227,358)	(2,115,695)	(1,744,754)
Interest income on investments held in Trust Account	518,498	6,302	956,908	11,440
Interest expense on mandatorily redeemable Class A common stock	(689,606)	-	(689,606)
Other income	-	-	579,294	-
Changes in fair value of warrant liability	1,103,328	63,850	4,725,538	1,293,601
Changes in fair value of FPS liability	(456,349)	102,080	248,606	(2,000,816)
Income (loss) before provision for income tax	(713,035)	(1,055,126)	3,705,045	(2,440,529)
Provision for income taxes	98,385	-	138,616	-
Net income (loss)	$(811,420)	$(1,055,126)	$3,566,429	$(2,440,529)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	20,662,249	25,000,000	22,293,390	18,223,443
Class A - Private placement	540,000	540,000	540,000	393,626
Class B - Common stock	6,250,000	6,250,000	6,250,000	6,046,703 (1)
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$(0.03)	$(0.03)	$0.12	$(0.10)
Class A - Private placement	$(0.03)	$(0.03)	$0.12	$(0.10)
Class B - Common stock	$(0.03)	$(0.03)	$0.12	$(0.10)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$(811,420)	$(1,055,126)	$3,566,429	$(2,440,529)
Other comprehensive income
Change in unrealized appreciation of available-for-sale debt securities	329,250	—	—	—
Total other comprehensive income	329,250	—	—	—
Comprehensive income (loss)	$(482,170)	$(1,055,126)	$3,566,429	$(2,440,529)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance - December 31, 2021	540,000	$54	6,250,000	$625	$146,555	$(9,499,368)	$—	$(9,352,134)
Accretion for redeemable shares of Class A common stock to redemption value	—	—	—	—	(195,966)	(4,228,049)	—	(4,424,015)
Stock-based compensation	—	—	—	—	49,411	—	—	49,411
Net income	—	—	—	—	—	3,412,413	—	3,412,413
Balance - March 31, 2022	540,000	$54	6,250,000	$625	$—	$(10,315,004)	$—	$(10,314,325)
Net income	—	—	—	—	—	965,436	—	965,436
Other comprehensive loss	—	—	—	—	—	—	(329,250)	(329,250)
Balance - June 30, 2022	540,000	$54	6,250,000	$625	$—	$(9,349,568)	$(329,250)	$(9,678,139)
Accretion for redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(976,833)	—	(976,833)
Net loss	—	—	—	—	—	(811,420)	—	(811,420)
Other comprehensive income	—	—	—	—	—	—	329,250	329,250
Balance – September 30, 2022	540,000	$54	6,250,000	$625	$—	$(11,137,821)	$—	$(11,137,142)

For the Three and Nine Months Ended September 30, 2021

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	6,325,000	(1)	$633	$24,367	$(1,421)	$23,579
Sale of Class A common stock to Sponsor in private placement	540,000	54	-		-	5,224,095	-	5,224,149
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(75,000)		(8)	8	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(5,248,470)	(7,790,102)	(13,038,572)
Net loss	-	-	-		-	-	(1,823,114)	(1,823,114)
Balance – March 31, 2021	540,000	$54	6,250,000		$625	$-	$(9,614,637)	$(9,613,958)
Net income	-	-	-		-	-	437,711	437,711
Balance – June 30, 2021	540,000	$54	6,250,000		$625	$-	$(9,176,926)	$(9,176,247)
Net loss	-	-	-		-	-	(1,055,126)	(1,055,126)
Balance – September 30, 2021	540,000	$54	6,250,000		$625	$-	$(10,232,052)	$(10,231,373)

(1)	This number includes up to 825,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split. On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VIII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,566,429	$(2,440,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	49,411	-
General and administrative expenses paid by related party	1,487,194	119,985
Interest income on investments held in Trust Account	(956,908)	(11,440)
Interest expense on mandatorily redeemable Class A common stock	689,606	-
Changes in fair value of warrant liability	(4,725,538)	(1,293,601)
Changes in fair value of FPS liability	(248,606)	2,000,816
Changes in operating assets and liabilities:
Prepaid expenses	810,931	-
Accrued expenses	(525,068)	889,705
Franchise tax payable	(147,451)	140,000
Other assets	-	68,111
Payables to related party	-	526,953
Net cash provided by operating activities	-	-

Cash flows from investing activities
Cash deposited in Trust Account	(5,400,847)	(250,000,000)
Proceeds from Trust Account to pay franchise taxes	264,301	-
Proceeds from Trust Account to redeem Public Shares	224,920,621	-
Sales of cash equivalents held in Trust Account	224,056,750	-
Purchase of cash equivalents held in Trust Account	(225,000,000)	-
Purchase of available-for-sale debt securities held in Trust Account	(224,056,750)	-
Maturity of available-for-sale debt securities held in Trust Account	225,000,000	-
Net cash provided by (used in) investing activities	219,784,075	(250,000,000)

Cash flows from financing activities
Proceeds received from related party – Sponsor loan	7,416,422	675,532
Proceeds received from initial public offering	-	250,000,000
Redemption payment for Public Shares	(224,920,621)	-
Proceeds received from private placement	-	5,400,000
Offering costs paid	-	(4,897,322)
Payment of related party payable	(2,039,688)	(1,178,210)
Net cash provided by (used in) financing activities	(219,543,887)	250,000,000

Net change in cash	240,188	-
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$265,188	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$-	$1,058,225

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

As of September 30, 2022, the Company had not commenced operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invest in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

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

Failure to Consummate a Business Combination — The Company has until March 16, 2023 (which was originally March 16, 2022, was extended to September 30, 2022 in the First Extension (as defined below) and has now been further extended by the stockholder approval of the Second Extension (as defined below)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. As set forth in Note 9, the Company entered into an Agreement and Plan of Merger, dated October 9, 2022, by and among the Company, XBP Europe (as defined in Note 9) and the other parties thereto, which if consummated would be a Business Combination that is anticipated to close in 2023. If the proposed merger with XBP Europe is not closed during the Combination Period, we may seek approval from our stockholders to further extend the Combination Period. For more information regarding such proposed merger, reference is made to the Company’s Form 8-K filed with the SEC on October 11, 2022.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 8, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from March 16, 2022 to September 30, 2022 (the “First Extension”). In connection with the approval of the First Extension, on March 9, 2022, the Sponsor loaned the Company an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Loan”). The proceeds of the First Extension Loan were deposited in the Trust Account on March 9, 2022. The First Extension Loan will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of an initial Business Combination. As a result of the approval of the First Extension and the First Extension Loan, the amount in the Trust Account was increased to approximately $10.20 per Public Share.

On September 27, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension”). In connection with the approval of the Second Extension, on September 30, 2022, the Sponsor loaned the Company an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited in the Trust Account on September 30, 2022. The Second Extension Loan will not bear interest and will be repayable by the Company to the Sponsor or its designees upon consummation of an initial Business Combination. As a result of the approval of the Second Extension and the Second Extension Loan, the amount in the Trust Account was increased to approximately $10.53 per Public Share.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had approximately $265,000 and $25,000, respectively, of cash in its operating account. As of September 30, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $8,825,000 and $2,634,000, respectively. As of September 30, 2022 and December 31, 2021, approximately $21,000 and $18,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below) and the First Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited in the Trust Account. As a result of the approval of the First Extension and the First Extension Loan, the amount in the Trust Account was increased to approximately $10.20 per Public Share.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 30, 2022, the Company entered into a Working Capital Loan (the “First Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses, which First Working Capital Loan has been fully drawn by the Company.

On September 30, 2022, the Company borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited in the Trust Account. As a result of the approval of the Second Extension and the Second Extension Loan, the amount in the Trust Account was increased to approximately $10.53 per Public Share.

Each of the First Extension Loan, the First Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2022 and December 31, 2021, approximately $8,151,000 and $734,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $734,000, respectively, outstanding under the Sponsor Loan, $4,424,015 and $0, respectively, outstanding under the First Extension Loan, $976,832 and $0, respectively, outstanding under the Second Extension Loan, and approximately $1,000,000 and $0, respectively, outstanding under the First Working Capital Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2022 and March 15, 2021, respectively.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until March 16, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both September 30, 2022 and December 31, 2021. The Company’s investments held in the Trust Account as of both September 30, 2022 and December 31, 2021 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and nine months ended September 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 2,960,098 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(610,725)	$(15,961)	$(184,734)	$(829,763)	$(17,923)	$(207,440)
Denominator:

Basic and diluted weighted average number of shares of common stock outstanding	20,662,249	540,000	6,250,000	25,000,000	540,000	6,250,000
Basic and diluted net loss per share of common stock	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$2,733,787	$66,219	$766,423	$(1,803,246)	$(38,950)	$(598,333)
Denominator:

Basic and diluted weighted average number of shares of common stock outstanding	22,293,390	540,000	6,250,000	18,223,443	393,626	6,046,703
Basic and diluted net income (loss) per share of common stock	$0.12	$0.12	$0.12	$(0.10)	$(0.10)	$(0.10)

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of approximately $98,000 and $0, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of approximately $139,000 and $0, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was (13.8)% and 0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 3.7% and 0%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. The IR Act applies only to repurchases that occur after December 31, 2022. In addition, certain exceptions apply to the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. In addition, because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. Management will continue to monitor any updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. As a result, the Company recognized no compensation expense and approximately $29,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the three and nine months ended September 30, 2022, respectively. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions. Further, in connection with the proposed business combination with XBP Europe, subject to and conditioned upon the closing of such business combination, the Sponsor agreed to forfeit 733,400 Founder Shares.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the proposed business combination with XBP Europe, subject to and conditioned upon the closing of such business combination, the Sponsor agreed to amend the lock-up terms applicable to the Founder Shares described above to remove clause (x) above.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized no compensation expense and approximately $20,000 of compensation expense at fair value that was presented in the Company’s statement of operations for the three and nine months ended September 30, 2022, respectively. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with any Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $9,350,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriter’s over-allotment option; provided, however, in connection with the proposed business combination with XBP Europe, subject to and conditioned upon the closing of such business combination, CF&Co. agreed to waive the Marketing Fee. In addition, the Company engaged CF&Co. as its exclusive financial advisor for the proposed business combination with XBP Europe, but CF&Co. is not entitled to any fee with respect to such engagement.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination, which Sponsor Loan has been fully drawn by the Company. For both the three months ended September 30, 2022 and 2021, the Company paid $30,000 for office space and administrative fees. For the nine months ended September 30, 2022 and 2021, the Company paid $90,000 and approximately $65,000, respectively, for office space and administrative fees.

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

On June 30, 2022, the Company entered into the First Working Capital Loan with the Sponsor in the amount of up to $1,000,000, which First Working Capital Loan has been fully drawn by the Company. The First Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance of the First Working Capital Loan may be prepaid at any time.

Except for the foregoing with respect to the First Working Capital Loan and the Second Working Capital Loan (see Note 9), the terms of any other Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited in the Trust Account. The First Extension Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. As a result of the approval of the First Extension and the First Extension Loan, the amount in the Trust Account was increased to approximately $10.20 per Public Share.

On September 30, 2022, the Company borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited in the Trust Account. The Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. As a result of the approval of the Second Extension and the Second Extension Loan, the amount in the Trust Account was increased to approximately $10.53 per Public Share.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, approximately $8,151,000 and $734,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $734,000, respectively, outstanding under the Sponsor Loan, $4,424,015 and $0, respectively, outstanding under the First Extension Loan, $976,832 and $0, respectively, outstanding under the Second Extension Loan, and approximately $1,000,000 and $0, respectively, outstanding under the First Working Capital Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying condensed balance sheets. As of September 30, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $78,000 and $571,000, respectively.

Further, in connection with the proposed business combination with XBP Europe, subject to and conditioned upon the closing of such business combination, the Sponsor agreed that all amounts outstanding under loans from the Sponsor to the Company shall be automatically converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement (as defined in Note 9).

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

Note 6 —Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 540,000 shares of Class A common stock issued and outstanding, excluding 2,960,098 shares (following the redemptions of 2,879,927 shares of Class A common Stock in connection with the First Extension and 19,159,975 shares of Class A common Stock in connection with the Second Extension) and 25,000,000 shares subject to possible redemption, respectively. The outstanding shares of Class A common stock comprise of 540,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock –The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both September 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7–Warrants

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$31,190,506	$-	$-	$31,190,506
Liabilities:
Warrant liability	$-	$574,650	$-	$574,650
FPS liability	-	-	1,757,919	1,757,919
Total Liabilities	$-	$574,650	$1,757,919	$2,332,569

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. government debt securities	$250,017,673	$-	$-	$250,017,673
Liabilities:
Warrant liability	$-	$5,300,188	$-	$5,300,188
FPS liability	-	-	2,006,525	2,006,525
Total Liabilities	$-	$5,300,188	$2,006,525	$7,306,713

Level 1 assets as of both September 30, 2022 and December 31, 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the three and nine months ended September 30, 2022.

The following tables present the changes in the fair value of warrant liability for the three and nine months ended September 30, 2022, for the period from March 16, 2021 through September 30, 2021, and for the three months ended September 30, 2021:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2021	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(67,513)	(3,125,625)	(3,193,138)
Fair value as of March 31, 2022	$44,550	$2,062,500	$2,107,050
Change in valuation inputs or other assumptions(1)	(9,072)	(420,000)	(429,072)
Fair value as of June 30, 2022	$35,478	$1,642,500	$1,677,978
Change in valuation inputs or other assumptions(1)	(23,328)	(1,080,000)	(1,103,328)
Fair value as of September 30, 2022	$12,150	$562,500	$574,650

	Private Placement	Public	Warrant Liability
Fair value as of March 16, 2021	$175,851	$8,141,250	$8,317,101
Change in valuation inputs or other assumptions(1)	(2,916)	(135,000)	(137,916)
Fair value as of March 31, 2021	$172,935	$8,006,250	$8,179,185
Change in valuation inputs or other assumptions(1)	(23,085)	(1,068,750)	(1,091,835)
Fair value as of June 30, 2021	$149,850	$6,937,500	$7,087,350
Change in valuation inputs or other assumptions(1)	(1,350)	(62,500)	(63,850)
Fair value as of September 30, 2021(2)	$148,500	$6,875,000	$7,023,500

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

(2)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $7.1 million during the nine months ended September 30, 2021. The Company did not have any transfers out of Level 3 during the three months ended September 30, 2021.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of September 30, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 60% and 80%, respectively. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

The following tables present the changes in the fair value of the FPS liability for the three and nine months ended September 30, 2022, for the period from March 16, 2021 through September 30, 2021, and for the three months ended September 30, 2021. There were no transfers into or out of Level 3 fair value measurement during the three and nine months ended September 30, 2022.

FPS Liability
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	(47,329)
Fair value as of March 31, 2022	$1,959,196
Change in valuation inputs or other assumptions(1)	(657,626)
Fair value as of June 30, 2022	$1,301,570
Change in valuation inputs or other assumptions(1)	456,349
Fair value as of September 30, 2022	$1,757,919

FPS Liability
Fair value as of March 16, 2021	$1,933,236
Change in valuation inputs or other assumptions(1)	(75,604)
Fair value as of March 31, 2021	$1,857,632
Change in valuation inputs or other assumptions(1)	245,264
Fair value as of June 30, 2021	$2,102,896
Change in valuation inputs or other assumptions(1)	(102,080)
Fair value as of September 30, 2021	$2,000,816

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events, that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements other than the below.

On October 9, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among the Company, Sierra Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), BTC International Holdings, Inc., a Delaware corporation (“Parent”) and XBP Europe, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“XBP Europe”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into XBP Europe (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”) whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company.

The board of directors of the Company has unanimously approved the Merger and the other Transactions. The closing of the Transactions will require the approval of the stockholders of the Company, and is subject to other customary closing conditions, including the receipt of certain regulatory approvals.

Certain existing agreements of the Company, included but not limited to the business combination marketing agreement, have been or will be amended or amended and restated in connection with the Transactions. For more information related to the Transactions, reference should be made to the Form 8-K that was filed by the Company with the SEC on October 11, 2022.

On October 14, 2022, the Company entered into a second working capital loan (the “Second Working Capital Loan”) with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses. The Second Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance of the Second Working Capital Loan may be prepaid at any time with funds outside of the Trust Account.

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

On March 8, 2022, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete our Initial Business Combination from March 16, 2022 to September 30, 2022 (the “First Extension”). In connection with the First Extension, the Sponsor loaned us an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Loan”). The proceeds of the First Extension Loan were deposited in the Trust Account on March 9, 2022. The First Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination. In connection with the stockholder vote to approve the First Extension, 2,879,927 Public Shares were redeemed at $10.00 a share, resulting in a reduction of $28,799,270 in the amount held in the Trust Account. As a result of the approval of the First Extension and the First Extension Loan, the amount in the Trust Account was increased to approximately $10.20 per Public Share.

On September 27, 2022, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete our Initial Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension”). In connection with the Second Extension, the Sponsor loaned us an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited in the Trust Account on September 30, 2022. The Second Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination. In connection with the stockholder vote to approve the Second Extension, 19,159,975 Public Shares were redeemed at approximately $10.23 a share, resulting in a reduction of $196,121,351 in the amount held in the Trust Account. As a result of the approval of the Second Extension and the Second Extension Loan, the amount in the Trust Account was increased to approximately $10.53 per Public Share.

We have until March 16, 2023 or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate an Initial Business Combination (the “Combination Period”). If we are unable to complete an Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of both September 30, 2022 and December 31, 2021, we had approximately $265,000 and $25,000 of cash in our operating account. As of September 30, 2022 and December 31, 2021, we had a working capital deficit of approximately $8,825,000 and $2,634,000, respectively. As of September 30, 2022 and December 31, 2021, we had approximately $21,000 and $18,000, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) and the First Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by us. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On June 30, 2022, we entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000 (the “First Working Capital Loan”) in connection with advances the Sponsor will make to us for working capital expenses, which First Working Capital Loan has been fully drawn by us.

On October 14, 2022, we entered into a second Working Capital Loan with the Sponsor in the amount of up to $750,000 (the “Second Working Capital Loan”) in connection with advances the Sponsor will make to us for working capital expenses.

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited in the Trust Account.

On September 30, 2022, we borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited in the Trust Account.

As of September 30, 2022 and December 31, 2021, approximately $8,151,000 and $734,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $734,000, respectively, outstanding under the Sponsor Loan, $4,424,015 and $0, respectively, outstanding under the First Extension Loan, $976,832 and $0, respectively, outstanding under the Second Extension Loan, and $1,000,000 and $0, respectively, outstanding under the First Working Capital Loan. See “Related Party Loans” below for additional information.

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

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the Initial Public Offering, and, to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of approximately $811,000 which consisted of approximately $1,109,000 of general and administrative expenses, approximately $690,000 of interest expense due to the redemption of Class A common stock, approximately $456,000 of loss from the change in fair value of FPS liability, approximately $98,000 of income tax expense, $50,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor, partially offset by approximately $1,103,000 of gain from the change in fair value of warrant liability and approximately $519,000 of interest income on investments held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $3,566,000 which consisted of approximately $4,726,000 of gain from the change in fair value of warrant liability, approximately $957,000 of interest income on investments held in the Trust Account, approximately $579,000 of other income and approximately $249,000 of gain from the change in fair value of FPS liability, partially offset by approximately $1,913,000 of general and administrative expenses, approximately $690,000 of interest expense due to the redemption of Class A common stock, approximately $139,000 of income tax expense, approximately $113,000 of franchise tax expense and $90,000 of administrative expenses paid to the Sponsor.

For the three months ended September 30, 2021, we had a net loss of approximately $1,055,000, which consisted of approximately $1,137,000 in general and administrative expenses, $60,000 of franchise tax expense and $30,000 in administrative expenses paid to the Sponsor, which were partially offset by approximately $102,000 of gain from change in fair value of the FPS liability, approximately $64,000 of gain from the change in fair value of the warrant liability, and approximately $6,000 in interest income on investments held in Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $2,441,000, which consisted of approximately $2,001,000 of loss from the change in fair value of the FPS liability, approximately $1,539,000 in general and administrative expenses, approximately $141,000 of franchise tax expense, and approximately $65,000 in administrative expenses paid to the Sponsor, which were partially offset by approximately $1,294,000 of gain from the change in fair value of warrants liability and approximately $11,000 in interest income on investments held in the Trust Account.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Initial Business Combination to assist us in holding meetings with our stockholders to discuss any potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with any Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $9,350,000 (the “Marketing Fee”), which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option; provided, however, in connection with the proposed business combination between us and XBP Europe, Inc. (“XBP Europe”), as described in Note 9 – “Subsequent events” to our unaudited condensed financial statements in Part I, Item 1 of this report, subject to and conditioned upon the closing of such business combination, CF&Co. agreed to waive the Marketing Fee. In addition, we engaged CF&Co. as our exclusive financial advisor for the proposed business combination with XBP Europe, but CF&Co. is not entitled to any fee with respect to such engagement.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination, which has been fully drawn by us.

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited in the Trust Account. The First Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination.

On September 30, 2022, we borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited in the Trust Account. The Second Extension Loan will not bear interest and will be repayable by us to the Sponsor or its designees upon consummation of an Initial Business Combination.

On June 30, 2022, we entered into the First Working Capital Loan, which has been fully drawn by us. The First Working Capital Loan bears no interest and is due and payable on the date on which we consummate our Initial Business Combination. The principal balance of the First Working Capital Loan may be prepaid at any time.

On October 14, 2022, we entered into the Second Working Capital Loan. The Second Working Capital Loan bears no interest and is due and payable on the date on which we consummate our Initial Business Combination. The principal balance of the Second Working Capital Loan may be prepaid at any time.

As of September 30, 2022 and December 31, 2021, approximately $8,151,000 and $734,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $734,000, respectively, outstanding under the Sponsor Loan, $4,424,015 and $0, respectively, outstanding under the First Extension Loan, $976,832 and $0, respectively, outstanding under the Second Extension Loan, and $1,000,000 and $0, respectively, outstanding under the First Working Capital Loan.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of September 30, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $78,000 and $571,000, respectively.

Further, in connection with the proposed business combination with XBP Europe, subject to and conditioned upon the closing of such business combination, the Sponsor agreed that all amounts outstanding under loans from the Sponsor to us shall be automatically converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Agreement and Plan of Merger, dated October 9, 2022, among us, XBP Europe and the other parties thereto.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until March 16, 2023 to consummate an Initial Business Combination. Our mandatory liquidation date, if an Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 2,960,098 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to our initial public offering, initially filed with the SEC on February 19, 2021, as amended and which became effective on March 11, 2021 (File No. 333-253308), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 13, 2022 and August 15, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The Sponsor and our officers and directors have the ability to control any further votes of stockholders, including any subsequent extension proposals, any amendments to the Amended and Restated Certificate of Incorporation, and any proposed business combination and may potentially vote in a manner that you do not support.

Following the First Extension and the Second Extension, the Sponsor and officer and directors own shares representing approximately 69.46% of our issued and outstanding shares of common stock. As a result, you will not have any influence over any stockholder votes, including, but not limited to, any further extensions of the deadline for our initial business combination, any amendments to the Amended and Restated Certificate of Incorporation, and any votes to approve any proposed initial business combination, including, the proposed business combination with XBP Europe.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of our initial business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with our initial business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of our initial business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming stockholder, the mechanics of any required payment of the excise tax have not been determined.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would limit the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation of the securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the trust account in cash items would limit the dollar amount our public stockholders would receive upon any redemption of their shares or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note of the Company, dated September 30, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).

10.2*	Promissory Note of the Company, dated October 14, 2022.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VIII

Date: November 14, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)