Form 10-K
period 2022-12-31
CF Acquisition Corp. VIII
filed 2023-03-29
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40206

CF ACQUISITION CORP. VIII

(Exact name of registrant as specified in its charter)

Delaware	85-2002883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	CFFEU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFFE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CFFEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was $223,633,938.

As of March 29, 2023, there were 6,976,589 shares of Class A common stock, par value $0.0001 per share, and 1,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete the XBP Europe Business Combination (as defined below) or any other initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination, if necessary;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For forward-looking statements relating to XBP Europe (as defined below) and the XBP Europe Business Combination, please see the XBP Europe Proxy Statement (as defined below).

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to a business combination opportunity pursued jointly with Cantor (as defined below) or one or more entities affiliated with Cantor;

●	“ASC” are to Accounting Standards Codification guidance issued by the Financial Accounting Standards Board;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“BCMA” are to that certain business combination marketing agreement, dated March 11, 2021, by and between the Company and CF&Co. (as defined below);

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of ours, the sponsor (as defined below) and CF&Co. (as defined below);

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

●	“Charter” are to the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on March 11, 2021, as amended on March 9, 2022, September 29, 2022 and March 15, 2023 and as may be further amended from time to time;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the 30-month period from the closing of the initial public offering to September 16, 2023 (which was originally March 16, 2022, but has been extended due to the stockholder approval of the Extensions) or a later date approved by our stockholders in accordance with the Charter, that the Company has to consummate an initial business combination;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extensions” are to the extensions of our term to complete our initial business combination from March 16, 2022 to September 16, 2023, as approved by our stockholders at special meetings held on March 8, 2022, September 27, 2022 and March 14, 2023;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of our term to complete our initial business combination from March 16, 2022 to September 30, 2022, as approved by our stockholders at a special meeting held on March 8, 2022;

●	“First Extension Loan” are to the loan made to us by the sponsor in connection with the First Extension in the aggregate amount of $4,424,015 ($0.20 for each public share that was not redeemed in connection with the First Extension);

●	“First Working Capital Loan” are to the loan made to us by the sponsor on June 30, 2022, in the aggregate amount of up to $1,000,000 for working capital expenses;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement and the shares of Class A common stock issued upon the conversion of certain shares of our Class B common stock in March 2023 and the shares of Class A common stock that will be issued upon the automatic conversion of the remaining shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“FPA” are to the forward purchase contract, dated March 11, 2021, between the Company and the sponsor;

●	“FPS” are to the 1,000,000 units and 250,000 shares of Class A common stock issuable pursuant to the FPA;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 16, 2021;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Marketing Fee” are to the cash fee payable to CF&Co. pursuant to the BCMA upon the consummation of our initial business combination in an amount of $9,350,000, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the initial public offering and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option;

●	“Merger” are to the merger contemplated by the Merger Agreement pursuant to which Merger Sub will merge with and into XBP Europe whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company;

●	“Merger Agreement” are to the Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time) by and among the Company, Merger Sub, Parent and XBP Europe;

●	“Merger Sub” are to Sierra Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“Parent” are to BTC International Holdings, Inc., a Delaware corporation;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Pre-IPO Note” are to the loan made to us by the sponsor prior to the initial public offering of up to $300,000 to be used for a portion of the expenses of the initial public offering;

●	“private placement” are to the private placement of the private placement units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in the private placement, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in our Registration Statement (as defined below);

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statements on Form S-1 filed with the SEC (as defined below) on February 19, 2021 and March 11, 2021, as amended, and declared effective on March 11, 2021 (File No. 333-253308);

●	“Report” are to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of our term to complete our initial business combination from September 30, 2022 to March 16, 2023, as approved by our stockholders at a special meeting held on September 27, 2022;

●	“Second Extension Loan” are to the loan made to us by the sponsor in connection with the Second Extension in the aggregate amount of $976,832 ($0.33 for each public share that was not redeemed in connection with the Second Extension);

●	“Second Working Capital Loan” are to the loan made to us by the sponsor on October 14, 2022, in the aggregate amount of up to $750,000 for working capital expenses;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CFAC Holdings VIII, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“Sponsor Loan” are to the loan commitment made to us by the sponsor in connection with the initial public offering of up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to an initial business combination;

●	“Third Extension” are to the extension of our term to complete our initial business combination from March 16, 2023 to September 16, 2023 (or such earlier date as determined by the board of directors), as approved by our stockholders at a special meeting held on March 14, 2023;

●	“Third Extension Loan” are to the loan made to us by the sponsor in connection with the Third Extension in the aggregate amount of up to $344,781 ($0.04 per share per month, or $0.24 per share if all six months of the Third Extension are utilized, for each public share that was not redeemed in connection with the Third Extension);

v

●	“trust account” are to the trust account established by the Company in connection with the IPO pursuant to the Investment Management Trust Agreement, dated March 11, 2021, by and between the Company and Continental, as trustee;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fourth of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which include the public warrants and the private placement warrants to the extent they are no longer held by the initial holders of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to CF Acquisition Corp. VIII;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm;

●	“Working Capital Loans” are to loans the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may make to us if the Sponsor Loan is insufficient to meet our working capital requirements in order to provide additional working capital or finance transaction costs in connection with an initial business combination;

●	“XBP Europe” are to XBP Europe, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent;

●	“XBP Europe Business Combination” are to the transactions contemplated by the Merger Agreement; and

●	“XBP Europe Proxy Statement” are to the Company’s proxy statement in relation to the XBP Europe Business Combination, initially filed with the SEC on February 13, 2023, as may be amended from time to time.

PART I

Item 1. Business.

Introduction

We are a blank check company formed on July 8, 2020 as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have focused on targets in an industry where we believe our management team’s and founders’ expertise will provide us with a competitive advantage, including the financial services, healthcare, real estate services, technology and software industries.

Our management team consists of:

●	Howard W. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996; and

●	Jane Novak, our Chief Financial Officer, who joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy.

We, the sponsor, and CF&Co. are all affiliates of Cantor. Cantor is a diversified company specializing in financial and real estate services for customers operating in the global financial and commercial real estate markets, whose businesses include CF&Co., a leading independent middle market investment bank and primary dealer; BGC Partners, Inc., whose common stock trades on the Nasdaq Global Select Market under the ticker symbol “BGCP”, a leading global financial technology and brokerage business primarily servicing the global financial markets; and Newmark Group, Inc., whose Class A common stock trades on the Nasdaq Global Select Market under the ticker symbol “NMRK”, a leading full-service commercial real estate services business. We believe that the combination of our management team’s and our affiliates’ financial services, financial and real estate technology, and real estate industry expertise and proven ability to grow businesses through acquisitions make us uniquely qualified to pursue acquisitions.

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

On March 8, 2022, at a special meeting of our stockholders, our stockholders approved the First Extension. In connection with the First Extension, the sponsor loaned us the First Extension Loan in an aggregate amount of $4,424,015 ($0.20 for each public share that was not redeemed in connection with the First Extension). The proceeds of the First Extension Loan were deposited in the trust account on March 9, 2022. The First Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the First Extension, 2,879,927 public shares were redeemed at $10.00 a share, resulting in a reduction of $28,799,270 in the amount held in the trust account.

On September 27, 2022, at a special meeting of our stockholders, our stockholders approved the Second Extension. In connection with the Second Extension, the sponsor loaned us the Second Extension Loan in an aggregate amount of $976,832 ($0.33 for each public share that was not redeemed in connection with the Second Extension). The proceeds of the Second Extension Loan were deposited in the trust account on September 30, 2022. The Second Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the Second Extension, 19,159,975 public shares were redeemed at approximately $10.24 a share, resulting in a reduction of $196,121,351 in the amount held in the trust account.

On March 14, 2023, at a special meeting of our stockholders, our stockholders approved the Third Extension. In connection with the Third Extension, the sponsor loaned us the Third Extension Loan in an aggregate amount of up to $344,781 ($0.04 per share per month, or up to $0.24 per share if all six months of the Third Extension are utilized, for each public share that was not redeemed in connection with the Third Extension). The Third Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. The proceeds of the Third Extension Loan will be deposited in the trust account in six equal installments for each month (or portion thereof) that is needed by the Company to complete an initial business combination. In connection with the stockholder vote to approve the Third Extension, 1,523,509 public shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the trust account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

 We must complete our initial business combination by September 16, 2023 (or an earlier time if the board determines not to continue to extend the term pursuant to the Third Extension). If our initial business combination is not consummated by such date, unless we extend such time with the consent of our stockholders, then we will proceed to liquidate, and we will distribute all amounts in the trust account.

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “CFFEU,” “CFFE” and “CFFEW,” respectively. Our units commenced public trading on March 12, 2021, and our public shares and public warrants commenced separate public trading on May 3, 2021.

XBP Europe Business Combination

On October 9, 2022, the Company entered into the Merger Agreement with, among other parties, XBP Europe. Capitalized terms used in this section of the Report but not otherwise defined herein have the meanings given to them in the Merger Agreement. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into XBP Europe whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company. As a result of the Merger, (i) each share of capital stock of Merger Sub shall automatically be converted into an equal number of shares of common stock of XBP Europe, (ii) each share of stock of XBP Europe will be cancelled and exchanged for the right to receive a number of shares of Class A common stock equal to (a) the quotient of (1) (A) the sum of $220,000,000 minus (B) the Company Closing Indebtedness of XBP Europe (as contemplated by the Merger Agreement) divided by (2) $10.00 plus (b) 1,330,650, and (iii) the Company will amend the Charter to, among other matters, change its name to XBP Europe Holdings, Inc.

Concurrently with the execution of the Merger Agreement, the Company entered into an Ultimate Parent Support Agreement with ETI-XCV Holdings, LLC (the “Ultimate Parent”), an indirect parent of Parent and wholly owned subsidiary of Exela Technologies, Inc., pursuant to which, among other things, the Ultimate Parent agreed (i) to cause its direct and indirect subsidiaries to vote their shares of Parent in favor of the Merger Agreement and other resolutions needed to consummate the Merger and the XBP Europe Business Combination, and to not transfer such shares, and (ii) not to take any action that would hinder or prevent the consummation of the Merger and the XBP Europe Business Combination.

Contemporaneously with the execution of the Merger Agreement, the Company entered into a Sponsor Support Agreement with the sponsor, Parent and XBP Europe, pursuant to which, among other things, the sponsor agreed (i) to vote its shares of common stock in favor of the Merger Agreement and each of the transaction proposals, and to not transfer such shares, (ii) to subject certain of its shares of common stock to additional transfer restrictions after closing, (iii) not to redeem any of its shares of common stock in connection with the XBP Europe Business Combination, (iv) to waive the anti-dilution rights with respect to the shares of Class B common stock under the Charter, (v) upon closing, to forfeit for cancellation 733,400 of its shares of Class B common stock, and (vi) to convert its right to repayment under any outstanding loans due to the sponsor by the Company upon closing to be repaid in shares of Class A common stock at a value of $10.00 per share, except as otherwise set forth in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, the Company entered into a Lock-Up Agreement with XBP Europe and the Parent, pursuant to which the Parent agreed that securities of the Company held by it immediately following the closing will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions. The securities held by the Parent will be locked-up until the earlier of: (i) the one (1) year anniversary of the date of the closing, and (ii) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the closing which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Certain existing agreements of the Company, included but not limited to the BCMA, have been or will be amended or amended and restated in connection with the XBP Europe Business Combination, all as further described in the XBP Europe Proxy Statement.

For more information on the XBP Europe Business Combination and the agreements described above, please see the Form 8-K filed by the Company with the SEC on October 11, 2022 and the XBP Europe Proxy Statement.

Business Strategy

Our acquisition and value creation strategy is to identify and acquire a company in an industry that complements the experience and expertise of our management team. Our acquisition selection process leverages the network of contacts developed by our management team and those of the sponsor and its affiliates, including relationships in the financial services, healthcare, real estate services, technology and software industries, comprising management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, advisers, attorneys and accountants that we believe should provide us with a number of business combination opportunities. We have deployed a proactive sourcing strategy and have focused on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can help accelerate the target’s growth and performance.

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

Investment Criteria

While we initially sought to acquire one or more businesses with an aggregate enterprise value of approximately $500 million to $1.25 billion or more, following the Extensions, and in light of the reductions of the amount held in the trust account resulting from redemptions in connection with the Extensions, we entered into the Merger Agreement to effect the XBP Europe Business Combination, which provided for an enterprise value below that range. At the time of the initial public offering, we developed the following high level, non-exclusive investment criteria that we use to screen for and evaluate target businesses. We sought to acquire a business that (1) has sustainable competitive advantages, (2) generates, or has the near-term potential to generate, predicable free cash flows, (3) would benefit from the capabilities of the sponsor and management team to improve its operations and market position, (4) has an experienced and capable management team, (5) has the potential to grow both organically and through additional acquisitions and (6) can be acquired at an attractive valuation to maximize potential returns to our stockholders.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we focused on industries that complement our management team’s background. We therefore focused on potential target companies in the financial services, healthcare, real estate services, technology and software industries.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. The board determined that pursuing a potential business combination with XBP Europe would be an attractive opportunity for us and our stockholders for a number of reasons, including, but not limited to, (1) that XBP Europe had an existing pan-European business with over 2,000 clients, many of whom have been long term clients with long term relationships, (2) that XBP Europe has plans to increase its financial performance and cash flows, (3) that Exela agreed to continue to provide services to XBP Europe after the closing of the XBP Europe Business Combination, (4) that if XBP Europe is successful in executing its strategy, we will have acquired XBP Europe at an attractive valuation. For more information, please see the XBP Europe Proxy Statement.

Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. The XBP Europe Business Combination was, and, pursuant to Nasdaq rules, any initial business combination must be, approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of XBP Europe was significantly in excess of 80% of the assets held in the trust account and the 80% test was therefore satisfied. For more information, see the XBP Europe Proxy Statement.

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with another SPAC sponsored by Cantor. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

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

We anticipate structuring our initial business combination, such as the XBP Europe Business Combination, either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. So long as we obtain and maintain a listing for our securities on Nasdaq, we would be required to comply with such 80% rule.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, if any cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our Business Combination Process

In evaluating prospective business combinations, we have conducted, and, if applicable, will conduct, a thorough due diligence review that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets to the extent possible, document reviews, as well as a review of financial, operational, legal and other information which has been and will be made available to us and which we deem appropriate. We have utilized our expertise and the sponsor’s expertise in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, including an Affiliated Joint Acquisition. While XBP Europe is not affiliated with the sponsor or our officers or directors, in the event we do not consummate the XBP Europe Business Combination and we seek to complete our initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of our initial business combination, 1,000,000 of our units on substantially the same terms as the sale of units in the initial public offering at $10.00 per unit, and 250,000 shares of Class A common stock. The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

Cantor is the beneficial owner of founder shares and/or private placement units by virtue of its ownership of the sponsor and members of our management team may indirectly own such securities. The sponsor has transferred founder shares and private placement shares to our independent directors and we have agreed to pay a cash fee to one of our independent directors, as further described herein. Because of such ownership and interests, Cantor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

The sponsor, our officers, our directors, Cantor and their affiliates may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. In particular, certain of our executive officers and directors also serve as executive officers or directors of other SPACs sponsored by Cantor as set forth below, each of which is focused on searching for businesses that may provide significant opportunities for attractive investor returns in industries similar to the industries in which our search is focused. As a result, the sponsor and our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period will vary based on the current stage of the business combination process we are in.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets, such as XBP Europe. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

Furthermore, once a proposed initial business combination is completed, such as the XBP Europe Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 16, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

In addition, only holders of our shares of Class B common stock have the right to vote on the election of directors prior to the consummation of our initial business combination. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have utilized, and will continue to utilize, these exemptions.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination, at which point we will engage in the business of the target we acquire in our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the (i) initial public offering remaining in the trust account at the time of the business combination, (ii) private placement of the private placement units, (iii) $10,000,000 FPA, (iv) sale of our securities in connection with our initial business combination (pursuant to forward purchase contracts or any backstop agreements we may enter into following the consummation of the initial public offering or otherwise), (v) shares issued to the owners of the target, (vi) debt issued to bank or other lenders or the owners of the target, or (vii) a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

In addition to the transactions contemplated by the FPA, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the remaining net proceeds of our initial public offering, the sale of the private placement units as well as the $10,000,000 from the FPA, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, other than the FPA, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as the sponsor and its affiliates, have brought, and may bring, to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and the sponsor and its affiliates.

If the XBP Europe Business Combination is not consummated, we may also contact targets that any of the other SPACs sponsored by Cantor had considered if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will the sponsor or any of our existing officers or directors, or any entity with which the sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) other than as described herein. If the XBP Europe Business Combination is not consummated, some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, including an Affiliated Joint Acquisition. While XBP Europe is not affiliated with the sponsor or our officers or directors, in the event we do not consummate the XBP Europe Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with the sponsor, its affiliates, or our officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that such an initial business combination is fair to our stockholders from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The XBP Europe Business Combination fulfilled such criteria, and if the XBP Europe Business Combination is not consummated, any business combination must fulfill such criteria. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of merger and acquisition transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

In evaluating prospective business targets, we have conducted, and, if applicable, will conduct, a thorough due diligence review, which encompasses and may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that is made available to us.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. the Marketing Fee upon the consummation of the initial business combination except that CF&Co. has agreed to waive the Marketing Fee solely in connection with the XBP Europe Business Combination. We have also engaged CF&Co. as a financial advisor in connection with the XBP Europe Business Combination but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement. In the event the XBP Europe Business Combination is not consummated, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of XBP Europe, when evaluating the desirability of effecting our initial business combination with such business and will continue to do so if the XBP Europe Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, other than with respect to the XBP Europe Business Combination, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. If the XBP Europe Business Combination is consummated, none of our directors are expected to remain with the Company after consummation of the XBP Europe Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. If the XBP Europe Business Combination is consummated, none of our key personnel are expected to remain with the Company after consummation of the XBP Europe Business Combination. The determination as to whether any of our key personnel will remain with any other potential combined company, if the XBP Europe Business Combination is not consummated, will be made at the time of our initial business combination.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule (as is the case with the XBP Europe Business Combination as currently contemplated), or, if the XBP Europe Business Combination is not consummated, we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

As of the date of this Report, there have been no such discussions and no agreements to such effect have been entered into with any such investor or holder. If such arrangements or agreements are entered into, we will file a Current Report on Form 8-K to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares of common stock purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the business combination transaction will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares of common stock for which we have received redemption requests.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.53 and following the Third Extension, as of March 16, 2023, the amount in the Trust account was approximately $10.57 per public share (excluding interest that may be earned on funds in the Trust Account). The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, the sponsor and our officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2022, after accounting for the redemption of public shares in connection with the First Extension and the Second Extension, the sponsor owns 69.4% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, including the XBP Europe Business Combination, and none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against a proposed business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the XBP Europe Business Combination is not completed, we may continue to try to complete an initial business combination with a different target during the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Charter provides that we will have until the end of the Combination Period to consummate a business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if the sponsor or our officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

The sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.

If we do not consummate the XBP Europe Business Combination or any other initial business combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside the trust account, together with any loans committed by the sponsor, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.53 per share as of December 31, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.53. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the initial public offering, did not, or will not, execute agreements with us waiving such claims to the monies held in the trust account.

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

We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the trust account of approximately $41,200 as of December 31, 2022 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of the Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Our public stockholders previously were entitled to receive funds from the trust account if they opted to redeem their public shares in connection with the stockholder votes to approve the Extensions. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in such stockholder’s redemption of its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of the Charter, like all provisions of the Charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and if the XBP Europe Business Combination is not consummated, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations, including affiliates of the sponsor. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination if the XBP Europe Business Combination is not consummated.

Facilities

Our executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 938-5000. The cost for our use of this space is included in the $10,000 per month fee we pay to the sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, public shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain consolidated financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited consolidated financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, such as the XBP Europe Proxy Statement. In all likelihood, these consolidated financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or the International Financial Reporting Standards, as issued by the International Accounting Standards Board, depending on the circumstances, and the historical consolidated financial statements may be required to be audited in accordance with the standards of the PCAOB. These consolidated financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such consolidated financial statements in time for us to disclose such consolidated financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have consolidated financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its consolidated financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 16, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target.

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the XBP Europe Business Combination.

●	Our expectations around the performance of a prospective target business or businesses, such as XBP Europe, may not be realized.

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	If we do not consummate the XBP Europe Business Combination, we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.

●	If we do not consummate the XBP Europe Business Combination, we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Our warrants and the FPS are being accounted for as a liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities.

●	Trust account funds may not be protected against third party claims or bankruptcy.

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading.

●	Our financial performance following a business combination may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	If we do not consummate the XBP Europe Business Combination, there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●

We have engaged CF&Co. as a financial advisor in connection with the XBP Europe Business Combination but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement. We have also engaged CF&Co. pursuant to the BCMA and CF&Co. has agreed to waive the Marketing Fee in connection with the XBP Europe Business Combination. In the event we do not consummate the XBP Europe Business Combination, we may engage CF&Co. or one of its affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. If an initial business combination other than the XBP Europe Business Combination is consummated, CF&Co. would be entitled to receive the Marketing Fee that will be released from the trust account only upon completion of such an initial business combination. These financial incentives may cause CF&Co. to have potential conflicts of interest in rendering any such additional services to us.

●	We may attempt to complete our initial business combination with a private company (or a subsidiary of a public company, such as XBP Europe) about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because the sponsor and our officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching acquisitions that are not completed (including the XBP Europe Business Combination), which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by the end of the Combination Period, our public stockholders may receive only approximately $10.53 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with the XBP Europe Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

●	The SEC has recently issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete the XBP Europe Business Combination and may make it more difficult to complete the XBP Europe Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete the XBP Europe Business Combination and instead liquidate the Company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on March 16, 2023 we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we were previously earning, such that our public stockholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

●	Our ability to identify a target and to consummate an initial business combination, including the XBP Europe Business Combination, may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

●	There is substantial doubt about our ability to continue as a “going concern”.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions, with our trust account assets currently held in a demand deposit account at Citibank, N.A. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) the Registration Statement, (ii) the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (iii) the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 15, 2022 and November 14, 2022, respectively, (iv) the definitive proxy statements on Schedule 14A filed by the Company on August 31, 2021 and February 14, 2023, respectively and (v) the XBP Europe Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

On March 29, 2023, there was one (1) holder of record of our units, three (3) holders of record of our Class A common stock, three (3) holders of record of our Class B common stock and two (2) holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and the private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 17, 2021.

On March 16, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in Delaware on July 8, 2020 for the purpose of effecting an initial business combination. Our sponsor is CFAC Holdings VIII, LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating an initial business combination, we have focused our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

The Registration Statement for our initial public offering became effective on March 11, 2021. On March 16, 2021, we consummated the initial public offering of 25,000,000 units, including 3,000,000 units sold upon the partial exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one share of Class A common stock and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire 5 years after the completion of the initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of our initial public offering, we consummated the sale of 540,000 units at a price of $10.00 per private placement unit to the sponsor in the private placement, generating gross proceeds of $5,400,000.

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

On March 8, 2022, at a special meeting of our stockholders, our stockholders approved the First Extension. In connection with the First Extension, the sponsor loaned us the First Extension Loan in an aggregate amount of $4,424,015 ($0.20 for each public share that was not redeemed in connection with the First Extension). The proceeds of the First Extension Loan were deposited in the trust account on March 9, 2022. The First Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the First Extension, 2,879,927 public shares were redeemed at $10.00 a share, resulting in a reduction of $28,799,270 in the amount held in the trust account.

On September 27, 2022, at a special meeting of our stockholders, our stockholders approved the Second Extension. In connection with the Second Extension, the sponsor loaned us the Second Extension Loan in an aggregate amount of $976,832 ($0.33 for each public share that was not redeemed in connection with the Second Extension). The proceeds of the Second Extension Loan were deposited in the trust account on September 30, 2022. The Second Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the Second Extension, 19,159,975 public shares were redeemed at approximately $10.24 a share, resulting in a reduction of $196,121,351 in the amount held in the trust account.

On March 6, 2023, we issued 5,000,000 shares of Class A common stock to the sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the sponsor (the “Conversion”). The 5,000,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there were 8,500,098 shares of Class A common stock issued and outstanding and 1,250,000 shares of Class B common stock issued and outstanding.

On March 14, 2023, at a special meeting of our stockholders, our stockholders approved the Third Extension. In connection with the Third Extension, the sponsor loaned us the Third Extension Loan in an aggregate amount of up to $344,781 ($0.04 per share per month, or up to $0.24 per share if all six months of the Third Extension are utilized, for each public share that was not redeemed in connection with the Third Extension). The Third Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. The proceeds of the Third Extension Loan will be deposited in the trust account in six equal installments for each month (or portion thereof) that is needed by the Company to complete an initial business combination. In connection with the stockholder vote to approve the Third Extension, 1,523,509 public shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the trust account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

We have until the end of the Combination Period to consummate an initial business combination. If we are unable to complete an initial business combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within the Combination Period.

XBP Europe Business Combination

On October 9, 2022, the Company entered into the Merger Agreement with, among other parties, XBP Europe. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into XBP Europe in the Merger whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company. As a result of the Merger, (i) each share of capital stock of Merger Sub shall automatically be converted into an equal number of shares of common stock of XBP Europe, (ii) each share of stock of XBP Europe will be cancelled and exchanged for the right to receive a number of shares of Class A common stock equal to (a) the quotient of (1) (A) the sum of $220,000,000 minus (B) the Company Closing Indebtedness of XBP Europe (as contemplated by the Merger Agreement) divided by (2) $10.00 plus (b) 1,330,650, and (iii) the Company will amend the Charter to, among other matters, change its name to XBP Europe Holdings, Inc.

For a full description of the Merger Agreement and the proposed XBP Europe Business Combination, please see “Item 1. Business.”

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had approximately $41,200 and $25,000, respectively, of cash in our operating account. As of December 31, 2022 and 2021, we had a working capital deficit of approximately $9,209,000 and $2,634,000, respectively. As of December 31, 2022 and 2021, we had approximately $276,000 and $18,000, respectively, of interest income from the trust account available to pay taxes.

Our liquidity needs through December 31, 2022 have been satisfied through a contribution of $25,000 from the sponsor in exchange for the issuance of the founder shares, a loan of approximately $79,000 from the sponsor pursuant to the Pre-IPO Note, the proceeds from the consummation of the private placement with the sponsor not held in the trust account, the Sponsor Loan, the First Working Capital Loan and the Second Working Capital Loan. We fully repaid the Pre-IPO Note upon completion of the initial public offering. In addition, in order to finance transaction costs in connection with an initial business combination, pursuant to the Sponsor Loan, the sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to an initial business combination, which Sponsor Loan has been fully drawn by us.

If the Sponsor Loan is insufficient, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On June 30, 2022, we entered into the First Working Capital Loan with the sponsor in the amount of up to $1,000,000 in connection with advances the sponsor will make to us for working capital expenses, which First Working Capital Loan has been fully drawn by us.

On October 14, 2022, we entered into the Second Working Capital Loan with the sponsor in the amount of up to $750,000 in connection with advances the sponsor will make to us for working capital expenses.

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

On March 15, 2023, we borrowed up to $344,781 ($0.04 per share per month, or up to $0.24 per share if all six months of the Third Extension are utilized, for each public share that was not redeemed in connection with the Third Extension) from the sponsor in connection with the first drawdown under the Third Extension Loan. The initial drawdown of $57,464 was deposited in the trust account on such date and additional amounts of $57,464 will be drawn down under the Third Extension Loan for each additional month that we extend our time to consummate a business combination thereafter.

As of December 31, 2022 and 2021, the carrying amounts of the loans payable by us to the Sponsor were approximately $8,200,000 and $734,000, respectively. As of December 31, 2022 and 2021, the face amounts of these loans were approximately $8,500,000 and $734,000, respectively. See “Related Party Loans” below for additional information.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the sponsor to meet our needs through the earlier of the consummation of an initial business combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination, including the XBP Europe Business Combination.

Results of Operations

Our entire activity from inception through December 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, to locating and completing a suitable initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of approximately $2,394,000, which consisted of approximately $5,122,000 of gain from the change in fair value of warrant liability, approximately $1,241,000 of interest income on investments held in the trust account and approximately $579,000 of other income, partially offset by approximately $2,602,000 of general and administrative expenses, approximately $1,055,000 of interest expense on sponsor loans and mandatorily redeemable Class A common stock, approximately $498,000 of loss from the change in fair value of FPS liability, approximately $111,000 of income tax expense, approximately $162,000 of franchise tax expense, and $120,000 of administrative expenses paid to sponsor.

For the year ended December 31, 2021, we had a net loss of approximately $1,708,000, which consisted of approximately $2,440,000 of general and administrative expenses, approximately $2,007,000 of loss from the change in fair value of FPS liability, approximately $201,000 of franchise tax expense, and approximately $95,000 of administrative expenses paid to the sponsor, partially offset by approximately $3,017,000 of gain from the change in fair value of warrant liability and approximately $18,000 of interest income on investments held in the trust account.

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with the initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. the Marketing Fee upon the consummation of our initial business combination; provided that, in connection with the XBP Europe Business Combination, CF&Co. has agreed to waive the Marketing Fee. If an initial business combination other than the XBP Europe Business Combination is consummated, CF&Co. would be entitled to receive the business combination marketing fee that will be released from the trust account only upon completion of such an initial business combination.

Engagement Letter

We have engaged CF&Co. as a financial advisor in connection with the XBP Europe Business Combination but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the sponsor loaned us $1,750,000 pursuant to the Sponsor Loan to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the sponsor, after the initial public offering and prior to our initial business combination, which Sponsor Loan has been fully drawn by us.

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each public share that was not redeemed in connection with the First Extension) from the sponsor pursuant to the First Extension Loan, which was deposited in the trust account. The First Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination.

On June 30, 2022, we entered into the First Working Capital Loan, which has been fully drawn by us. The First Working Capital Loan bears no interest and is due and payable on the date on which we consummate our initial business combination. The principal balance of the First Working Capital Loan may be prepaid at any time.

On September 30, 2022, we borrowed $976,832 ($0.33 for each public share that was not redeemed in connection with the Second Extension) from the sponsor pursuant to the Second Extension Loan, which was deposited in the trust account. The Second Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination.

On October 14, 2022, we entered into the Second Working Capital Loan. The Second Working Capital Loan bears no interest and is due and payable on the date on which we consummate our initial business combination. The principal balance of the Second Working Capital Loan may be prepaid at any time.

On March 15, 2023, we borrowed up to $344,781 ($0.04 per share per month, or up to $0.24 per share if all six months of the Third Extension are utilized, for each public share that was not redeemed in connection with the Third Extension) from the sponsor in connection with the first drawdown under the Third Extension Loan. The initial draw down of $57,464 was deposited in the trust account on such date and additional amounts of $57,464 will be drawn down under the Third Extension Loan for each additional month that we extend our time to consummate a business combination thereafter. The Third Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

As of December 31, 2022 and 2021, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $8,200,000 and $734,000, respectively. As of December 31, 2022 and 2021, the face amounts of these loans were approximately $8,500,000 and $734,000, respectively.

The sponsor pays expenses on our behalf and we reimburse the sponsor for such expenses paid on our behalf. As of December 31, 2022 and 2021, we had accounts payable outstanding to the sponsor for such expenses paid on our behalf of $0 and approximately $571,000, respectively.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in ASC 205-40, Presentation of Financial Statements – Going Concern, we have until September 16, 2023, to consummate an initial business combination. Our mandatory liquidation date, if an initial business combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the consolidated statements of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the public shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 2,960,098 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Part IV, Item 15 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination, including the XBP Europe Business Combination, may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination, including the XBP Europe Business Combination.

Recent Developments

On March 16, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-26 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the foregoing, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	61	Chairman and Chief Executive Officer
Jane Novak	58	Chief Financial Officer
Robert Hochberg	60	Director
Charlotte Blechman	52	Director
Steven Bisgay	56	Director
Mark Kaplan	62	Director
Robert Sharp	57	Director

The experience of our directors and executive officers is as follows:

Howard W. Lutnick has been our Chairman and Chief Executive Officer since July 2020. Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Partners, Inc. and its Chief Executive Officer, positions in which he has served from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. (“Cantor SPAC I”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020, CF Finance Acquisition Corp. II (“Cantor SPAC II”) from September 2019 until consummation of its business combination with View, Inc. (“View”) in March 2021, CF Finance Acquisition Corp. III (“Cantor SPAC III”) from January 2020 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, CF Acquisition Corp. V (“Cantor SPAC V”) from April 2020 until consummation of its business combination with Satellogic, Inc. (“Satellogic”) in January 2022, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI (“Cantor SPAC VI”) from April 2020 until consummation of its business combination with Rumble Inc. (“Rumble”) in September 2022. Mr. Lutnick also serves as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV (“Cantor SPAC IV”) since January 2020 and CF Acquisition Corp. VII (“Cantor SPAC VII”) since July 2020. Mr. Lutnick has also served as a director of Satellogic since January 2022. Mr. Lutnick is a member of the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City, the Board of Directors of the Horace Mann School, and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Jane Novak has been our Chief Financial Officer since July 2021. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with U.S. GAAP, IFRS, and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak has also served as the Chief Financial Officer of Cantor SPAC IV since July 2021 and Cantor SPAC VII since November 2021. Ms. Novak also served as the Chief Financial Officer of Cantor SPAC III from July 2021 until consummation of its business combination with AEye in August 2021, as Chief Financial Officer of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022, and as Chief Financial Officer of Cantor SPAC VI from July 2021 until consummation of its business combination with Rumble in September 2022. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions over the prior 20 years, including Annaly Capital Management from February 2016 to September 2017, holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

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

Steven Bisgay has served as our director since July 2021. Mr. Bisgay is currently the Chief Financial Officer of Cantor. From January 2020 until June 2022, Mr. Bisgay held the position of Chief Financial Officer of BGC Partners, Inc. Mr. Bisgay joined Cantor in February 2015 and served as Chief Financial Officer from that time until August 2020, and from January 2021 to present. As Chief Financial Officer of Cantor, Mr. Bisgay is responsible for financial operations, including accounting, finance, regulatory reporting, treasury and financial planning and analysis, as well as taxation, risk management, and investor relations. Mr. Bisgay also held various offices at and provided services to other affiliates of Cantor until December 2019, including as the Chief Financial Officer of Cantor SPAC I from October 2015 and as a director of Cantor SPAC I from December 2018 until December 2019, and as a director, Chief Financial Officer and Treasurer of two publicly non-traded REITs, Rodin Income Trust, Inc. and Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), beginning in 2016. Mr. Bisgay served as a director of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022 and of Cantor SPAC VI from July 2021 until consummation of its business combination with Rumble in September 2022. Mr. Bisgay has also served as a director of Cantor SPAC IV since July 2021 and of Cantor SPAC VII since December 2021. Prior to his time at Cantor, Mr. Bisgay was Chief Financial Officer at KCG Holdings, Inc., a market-making firm focused on client trading solutions, liquidity services and market-making technologies, after serving as Chief Financial Officer and Chief Operating Officer, Head of Business Development, Group Controller, and Director of Internal Audit at Knight Capital Group, Inc. and as a Senior Manager at PricewaterhouseCoopers, LLP. Mr. Bisgay received a B.S. in Accounting from Binghamton University and an M.B.A. from Columbia University. Mr. Bisgay also is registered with FINRA, holds a Series 27 Financial and Operations Principal license and is a Certified Public Accountant. We believe that Mr. Bisgay is qualified to serve as a member of our board of directors due to his extensive accounting and management experience.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of six directors. Holders of our shares of Class B common stock have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of the Charter may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including Mr. Lutnick. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Mr. Bisgay and Mr. Kaplan, expired at our first annual meeting of stockholders and Mr. Bisgay and Mr. Kaplan were re-elected by the holders of the shares of Class B common stock. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Hochberg, Ms. Blechman and Mr. Sharp, will expire at the second annual meeting of stockholders. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of Class B common stock. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our shares of Class B common stock, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Item 11. Executive Compensation

Except as described below, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the sponsor or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the sponsor has transferred up to 10,000 founder shares or private placement shares to each of our independent directors or we have paid cash fees to such directors, at our discretion. In March 2021, the sponsor transferred 10,000 founder shares to each of Mr. Hochberg and Ms. Blechman. In March 2022, the sponsor transferred 2,500 private placement shares to Mr. Sharp and we agreed to pay Mr. Sharp $25,000 to serve as a director of the Company, which payment was made on March 1, 2023. We pay an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. the Marketing Fee for such services upon the consummation of the initial business combination; provided that CF&Co. has waived the Marketing Fee in connection with the XBP Europe Business Combination. If an initial business combination other than the XBP Europe Business Combination is consummated, CF&Co. would be entitled to receive the Marketing Fee that will be released from the trust account only upon completion of such an initial business combination.

We have also engaged CF&Co. as a financial advisor in connection with the XBP Europe Business Combination but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement.

In the event the XBP Europe Business Combination is not consummated, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

If we do not consummate the XBP Europe Business Combination, after the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although, if we do not consummate the XBP Europe Business Combination, it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,226,589 shares of our common stock, consisting of (i) 6,976,589 shares of our Class A common stock and (ii) 1,250,000 shares of our Class B common stock, issued and outstanding as of March 29, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Directors and Officers(1)
Howard W. Lutnick(2)(3)	5,537,500	79.4%	1,228,000	98.2%	82.2%
Jane Novak	—	—	—	—	—
Robert Hochberg	—	—	11,000	*	*
Charlotte Blechman	—	—	11,000	*	*
Steven Bisgay	—	—	—	—	—
Mark Kaplan	—	—	—	—	—
Robert Sharp	2,500	*	—	—	*
All executive officers and directors as a group (7 individuals)	5,540,000	79.4%	1,250,000	100%	82.5%

5% or More Stockholders
CFAC Holdings VIII, LLC(2)(3)	5,537,500	79.4%	1,228,000	98.2%	82.2%
Owl Creek Parties (4)	600,000	8.6%	—	—	7.3%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Acquisition Corp. VIII, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Registered Securities,” including 5,000,000 shares of Class B common stock converted into shares of Class A common stock on March 6, 2023, and with respect to the interests held after the initial public offering, 537,500 private placement shares. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report.

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report. The principal business address for the sponsor is 110 East 59th Street, New York, NY 10022.

(4)	Based on a Schedule 13G filed with the SEC on February 9, 2023, Owl Creek Asset Management, L.P. (“Owl Creek”), a Delaware limited partnership and the investment manager of Owl Creek Credit Opportunities Master Fund, Ltd. (the “Owl Creek Fund”) and Jeffrey A. Altman, as managing member of Owl Creek (together with Owl Creek and the Owl Creek Fund, the “the Owl Creek Parties”), may be deemed to be the beneficial owner of the 500,000 shares of our Class A common stock owned by the Owl Creek Fund. The number of public shares held by the Owl Creek Parties is based on the number of shares held on December 31, 2022, which may not reflect any redemption of shares by the Owl Creek Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Owl Creek Parties’ current beneficial ownership. The principal business address for the reporting persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

The sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information on the XBP Europe Business Combination, see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2020, the sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000. In addition, in March 2021, the sponsor transferred 10,000 founder shares to each of Mr. Robert Hochberg and Ms. Charlotte Blechman, two of our independent directors. On March 11, 2021, we effected a 1.1-for-1 stock split. On March 16, 2021, 75,000 founder shares were forfeited by the sponsor so that the founder shares represented 20% of the Company’s issued and outstanding shares after the initial public offering (not including the private placement shares), resulting in an aggregate of 6,250,000 founder shares then outstanding and held by the sponsor and two of the independent directors of the Company. On March 6, 2023, the sponsor converted 5,000,000 shares of Class B common stock into 5,000,000 shares of Class A common stock, resulting in an aggregate of 1,250,000 shares of Class B common stock outstanding and held by the sponsor and two of the independent directors of the Company. The founder shares (including the shares of Class A common stock issued or issuable upon conversion thereof in connection with our initial business combination) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder for a period of time as set forth in the letter agreement among us, the sponsor and our directors and officers.

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

The sponsor, pursuant to a written agreement, purchased an aggregate of 540,000 private placement units for a purchase price of $10.00 per unit in the private placement. In March 2022, the sponsor transferred 2,500 private placement shares to Mr. Robert Sharp in connection with his appointment as a director of the Company.

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

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to the sponsor, our officers and directors, or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). In addition, in March 2021, the sponsor transferred 10,000 founder shares to each of Mr. Robert Hochberg and Ms. Charlotte Blechman, two of our independent directors. In March 2022, the sponsor transferred 2,500 shares of Class A common stock to Mr. Sharp and we agreed to pay Mr. Sharp $25,000 to serve as a director of the Company, which payment will be made upon the earlier of the consummation of our initial business combination, the date by which we must consummate an initial business combination in accordance with the Charter and March 1, 2023. Upon election of any additional independent director, either the sponsor will transfer up to 10,000 founder shares or private placement shares to such director and/or we will pay cash to such director, at our discretion.

In addition, the sponsor, our officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the sponsor or our officers or directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the initial public offering, pursuant to the Pre-IPO Note, the sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the initial public offering. This loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the initial public offering. The loan was repaid upon the closing of the initial public offering out of the estimated $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

On March 12, 2021, we began paying an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until the end of the Combination Period, the sponsor will be paid a total of $300,000 ($10,000 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. the Marketing Fee upon the consummation of our initial business combination; provided that, in connection with the XBP Europe Business Combination, CF&Co. has agreed to waive the Marketing Fee. If an initial business combination other than the XBP Europe Business Combination is consummated, CF&Co. would be entitled to receive the Marketing Fee that will be released from the trust account only upon completion of such an initial business combination.

We have also engaged CF&Co. as a financial advisor in connection with the XBP Europe Business Combination but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement.

In the event the XBP Europe Business Combination is not consummated, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

In order to finance transaction costs in connection with an intended initial business combination, the sponsor loaned us $1,750,000 pursuant to the Sponsor Loan to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination, which Sponsor Loan has been fully drawn by us.

In addition, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us additional Working Capital Loans.

On June 30, 2022, we entered into the First Working Capital Loan with the sponsor in the amount of up to $1,000,000 in connection with advances the sponsor will make to us for working capital expenses, which First Working Capital Loan has been fully drawn by us.

On October 14, 2022, we entered into the Second Working Capital Loan with the sponsor in the amount of up to $750,000 in connection with advances the sponsor will make to us for working capital expenses.

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

On March 15, 2023, we borrowed up to $344,781 ($0.04 per share per month, or up to $0.24 per share if all six months of the Third Extension are utilized, for each public share that was not redeemed in connection with the Third Extension) from the sponsor in connection with the first drawdown under the Third Extension Loan. The initial draw down of $57,464 was deposited in the trust account on such date and additional amounts of $57,464 will be drawn down under the Third Extension Loan for each additional month that we extend our time to consummate a business combination thereafter.

If we complete an initial business combination, we would repay such loaned amounts. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

Other than the First Working Capital Loan and the Second Working Capital Loan, the terms of such additional loans by the sponsor, its affiliates and our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we do not consummate the XBP Europe Business Combination, after our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement units, the private placement shares, the private placement warrants, the FPS and the shares of Class A common stock issued or issuable upon exercise of the foregoing and upon conversion of the founder shares.

We paid CF&Co. an aggregate of $4,400,000 (or $0.20 per unit) in underwriting discounts and commissions in connection with the initial public offering. No commissions were paid on any units sold pursuant to the underwriters’ over-allotment option. We also paid $100,000 to Odeon Capital Group, LLC for acting as the “qualified independent underwriter” in the initial public offering.

For more information on the agreements entered into in connection with the XBP Europe Business Combination, please see “Item 1. Business”.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $62,400 and $95,585, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for both the years ended December 31, 2022 and 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the years ended December 31, 2022 and 2021.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for both the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services set forth above or to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CF ACQUISITION CORP. VIII

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp. VIII

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CF Acquisition Corp. VIII (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 16, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2023

PCAOB Number 100

CF ACQUISITION CORP. VIII

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current Assets:
Cash	$41,154	$25,000
Prepaid expenses	210,241	195,463
Total Current Assets	251,395	220,463
Cash equivalents held in Trust Account	31,445,874	250,017,673
Other assets	-	570,844
Total Assets	$31,697,269	$250,808,980

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,189,676	$1,349,132
Payables to related party	-	570,844
Sponsor loan – promissory notes	8,200,162	734,425
Franchise tax payable	70,065	200,000
Total Current Liabilities	9,459,903	2,854,401
Warrant liability	178,780	5,300,188
FPS liability	2,504,214	2,006,525
Total Liabilities	12,142,897	10,161,114

Commitments and Contingencies
Class A common stock subject to possible redemption, 2,960,098 and 25,000,000 shares issued and outstanding at redemption value of $10.53 and $10.00 per share as of December 31, 2022 and 2021, respectively	31,169,832	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 540,000 shares issued and outstanding (excluding 2,960,098 and 25,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	54	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 6,250,000 shares issued and outstanding as of both December 31, 2022 and 2021	625	625 (1)
Additional paid-in capital	694,592	146,555
Accumulated deficit	(12,310,731)	(9,499,368)
Total Stockholders’ Deficit	(11,615,460)	(9,352,134)
Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$31,697,269	$250,808,980

(1)	On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VIII

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2022	2021

General and administrative costs	$2,601,894	$2,440,245
Administrative expenses - related party	120,000	95,161
Franchise tax expense	162,534	200,500
Loss from operations	(2,884,428)	(2,735,906)
Interest income on investments held in the Trust Account	1,240,443	17,673
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	(1,054,486)	-
Other income	579,294	-
Changes in fair value of warrant liability	5,121,408	3,016,913
Changes in fair value of FPS liability	(497,689)	(2,006,525)
Net income (loss) before provision for income taxes	2,504,542	(1,707,845)
Provision for income taxes	111,023	-
Net income (loss)	$2,393,519	$(1,707,845)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	17,420,341	19,931,507
Class A - Private placement	540,000	430,521
Class B - Common stock	6,250,000	6,097,945 (1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.10	$(0.06)
Class A - Private placement	$0.10	$(0.06)
Class B - Common stock	$0.10	$(0.06)

(1)	On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VIII

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Common Stock					Additional		Total Stockholders’
	Class A		Class B			Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	6,325,000	(1)	$633	$24,367	$(1,421)	$23,579
Sale of Class A common stock to Sponsor in private placement	540,000	54	-		-	5,224,095	-	5,224,149
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(75,000	)(2)	(8)	8	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(5,248,470)	(7,790,102)	(13,038,572)
Stock-based compensation	-	-	-		-	146,555	-	146,555
Net loss	-	-	-		-	-	(1,707,845)	(1,707,845)
Balance – December 31, 2021	540,000	$54	6,250,000		$625	$146,555	$(9,499,368)	$(9,352,134)
Stock-based compensation	-	-	-		-	49,411	-	49,411
Sponsor loans extinguishment	-	-	-		-	694,592	-	694,592
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(195,966)	(5,204,882)	(5,400,848)
Net income	-	-	-		-		2,393,519	2,393,519
Balance – December 31, 2022	540,000	$54	6,250,000		$625	$694,592	$(12,310,731)	$(11,615,460)

(1)	This number includes up to 825,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This number was retroactively adjusted in 2021 to reflect the recapitalization of the Company in the form of a 1.1-for-1 stock split (see Note 6).

(2)	On March 16, 2021, 75,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VIII

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,393,519	$(1,707,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	49,411	146,555
General and administrative expenses paid by related party	2,040,571	178,877
Interest income on investments held in the Trust Account	(1,240,443)	(17,673)
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	1,054,486	-
Changes in fair value of warrant liability	(5,121,408)	(3,016,913)
Changes in fair value of FPS liability	497,689	2,006,526
Changes in operating assets and liabilities:
Accrued expenses	(159,456)	1,347,711
Franchise tax payable	(129,935)	200,000
Other assets	615,566	291,918
Payables to related party	-	570,844
Net cash provided by operating activities	-	-

Cash flows from investing activities:
Cash deposited in Trust Account	(5,400,847)	(250,000,000)
Proceeds from Trust Account to pay franchise taxes	292,469	-
Proceeds from Trust Account to redeem Public Shares	224,920,621	-
Sale of cash equivalents held in Trust Account	224,056,750	-
Purchase of cash equivalents held in Trust Account	(225,000,000)	-
Purchase of available-for-sale debt securities held in Trust Account	(224,056,750)	-
Maturity of available-for-sale debt securities held in Trust Account	225,000,000	-
Net cash provided by (used in) investing activities	219,812,243	(250,000,000)

Cash flows from financing activities:
Proceeds from related party – Sponsor loan	7,795,448	734,425
Proceeds received from initial public offering	-	250,000,000
Redemption payment for Public Shares	(224,920,621)	-
Proceeds received from private placement	-	5,400,000
Offering costs paid	-	(4,897,322)
Payment of related party payable	(2,670,916)	(1,237,103)
Net cash provided by (used in) financing activities	(219,796,089)	250,000,000

Net change in cash	16,154	-
Cash – beginning of the period	25,000	25,000
Cash – end of the period	$41,154	$25,000

Supplemental disclosure of non-cash financing activities:
Prepaid expenses paid with payables to related party	$59,500	$1,058,225

The accompanying notes are an integral part of these consolidated financial statements.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. During the years ended December 31, 2022 and 2021, the Company generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss). In addition, during the year ended December 31, 2022, the Company generated non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

On March 16, 2023, the Company instructed Continental Stock Transfer & Trust Company to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental Stock Transfer & Trust Company continuing to act as trustee, until the earlier of the consummation of the initial business combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

CF ACQUISITION CORP. VIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger Agreement with XBP Europe, Inc. - On October 9, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among the Company, Sierra Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), BTC International Holdings, Inc., a Delaware corporation (“Parent”), and XBP Europe, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“XBP Europe”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into XBP Europe (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “XBP Europe Business Combination”) whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company.

The board of directors of the Company has unanimously approved the Merger and the XBP Europe Business Combination. The closing of the XBP Europe Business Combination will require the approval of the stockholders of the Company and is subject to other customary closing conditions, including the receipt of certain regulatory approvals.

Certain existing agreements of the Company, including, but not limited to, the business combination marketing agreement, have been or will be amended or amended and restated in connection with the XBP Europe Business Combination, all as further described in the proxy statement initially filed by the Company with the SEC on February 13, 2023 (as amended from time to time, the “XBP Europe Proxy Statement”).

For more information related to the XBP Europe Business Combination, reference should be made to the Form 8-K that was filed by the Company with the SEC on October 11, 2022 and the XBP Europe Proxy Statement.

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination, including the XBP Europe Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

CF ACQUISITION CORP. VIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Failure to Consummate a Business Combination — The Company has until September 16, 2023 (which was originally March 16, 2022 and was extended to September 16, 2023 in the Extensions (as defined below) and the Third Extension (as defined in Note 10)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from March 16, 2022 to September 30, 2022 (the “First Extension”). In connection with the approval of the First Extension, on March 9, 2022, the Sponsor loaned the Company an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Loan”). The proceeds of the First Extension Loan were deposited in the Trust Account on March 9, 2022. The First Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of an initial Business Combination.

On September 27, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension” and, together with the First Extension, the “Extensions”). In connection with the approval of the Second Extension, on September 30, 2022, the Sponsor loaned the Company an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited in the Trust Account on September 30, 2022. The Second Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of an initial Business Combination.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Extension Loan and the Second Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

If consummated, the XBP Europe Business Combination would be a Business Combination that is anticipated to close in 2023. If the Merger is not closed during the Combination Period, the Company may seek approval from its stockholders to further extend the Combination Period.

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

CF ACQUISITION CORP. VIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had approximately $41,200 and $25,000, respectively, of cash in its operating account. As of December 31, 2022 and 2021, the Company had a working capital deficit of approximately $9,209,000 and $2,634,000, respectively. As of December 31, 2022 and 2021, approximately $276,000 and $18,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through December 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the First Working Capital Loan (as defined below) and the Second Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

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

On October 14, 2022, the Company entered into a second Working Capital Loan with the Sponsor in the amount of up to $750,000 (the “Second Working Capital Loan”) in connection with advances the Sponsor will make to the Company for working capital expenses.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan and the Second Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the First Extension Loan and the Second Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

As of December 31, 2022 and 2021, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $8,200,000 and $734,000, respectively. As of December 31, 2022 and 2021, the face amounts of these loans were approximately $8,500,000 and $734,000, respectively.

CF ACQUISITION CORP. VIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until September 16, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock under Section 4501 of the Internal Revenue Code, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by SPACs are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. Management will continue to monitor any updates to the Company’s business along with guidance issued with respect to the IR Act to determine any impact on the Company’s consolidated financial statements.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability, FPS liability, and sponsor loans liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both December 31, 2022 and 2021. The Company’s investments held in the Trust Account as of both December 31, 2022 and 2021 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the years ended December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

Warrant and FPS Liability

The Company accounts for the warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPS using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPS are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants and the FPS are recognized on the consolidated statements of operations in the period of the change.

The Company accounts for the warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 7 for further discussion of the pertinent terms of the warrants and Note 9 for further discussion of the methodology used to determine the fair value of the warrants and FPS.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Loans

The Company accounts for the liability related to the sponsor loans in accordance with the guidance in ASC 470-20, Debt – Debt with Conversion and Other Options. The loans are carried at amortized cost on the Company’s consolidated balance sheets. Interest expense recognized on the Company’s consolidated statements of operations reflects accretion of discount. The sponsor loans contain a contingent beneficial conversion feature which does not require financial statement recognition until the contingency (the closing of the XBP Europe Business Combination) is resolved.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the consolidated statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $689,606 in the consolidated statement of operations for the year ended December 31, 2022. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 2,960,098 and 25,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

The Company has not considered the effect of the warrants to purchase an aggregate of 6,385,000 shares of Class A common stock sold in the Initial Public Offering and the Private Placement in the calculation of diluted earnings per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$1,722,236	$53,386	$617,897	$(1,286,468)	$(27,788)	$(393,589)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	17,420,341	540,000	6,250,000	19,931,507	430,521	6,097,945
Basic and diluted net income (loss) per share of common stock	$0.10	$0.10	$0.10	$(0.06)	$(0.06)	$(0.06)

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both December 31, 2022 and 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of both December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the years ended December 31, 2022 and 2021, the Company recorded income tax expense of approximately $111,000 and $0, respectively. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was 4.4% and 0%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (including any shares of Class A common stock issuable upon conversion thereof, the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized approximately $29,000 and $147,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the years ended December 31, 2022 and 2021 respectively. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriter not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions. Further, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, the Sponsor agreed to forfeit 733,400 Founder Shares.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, the Sponsor agreed to amend the lock-up terms applicable to the Founder Shares described above to remove clause (x) above.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized approximately $20,000 of compensation expense at fair value that was presented in the Company’s consolidated statement of operations for the year ended December 31, 2022. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with any Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $9,350,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering, and 5.5% of the gross proceeds from the partial exercise of the underwriter’s over-allotment option; provided, however, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, CF&Co. agreed to waive the Marketing Fee. In addition, the Company engaged CF&Co. as its exclusive financial advisor for the XBP Europe Business Combination, but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination, which Sponsor Loan has been fully drawn by the Company. For the years ended December 31, 2022 and 2021, the Company paid $120,000 and approximately $95,000 respectively, for office space and administrative fees.

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

CF ACQUISITION CORP. VIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2022, the Company entered into the First Working Capital Loan with the Sponsor in the amount of up to $1,000,000, which First Working Capital Loan has been fully drawn by the Company.

On October 14, 2022, the Company entered into the Second Working Capital Loan with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

The First Working Capital Loan and the Second Working Capital Loans bear no interest and are due and payable on the date on which the Company consummates its initial Business Combination. The principal balance of the First Working Capital Loan and Second Working Capital Loan may be prepaid at any time.

Except for the foregoing with respect to the First Working Capital Loan and the Second Working Capital, the terms of any other Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

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

As of December 31, 2022 and 2021, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $8,200,000 and $734,000, respectively. As of December 31, 2022 and 2021, the face amounts of these loans were approximately $8,500,000 and $734,000, respectively.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the First Extension Loan and the Second Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

In connection with the terms and conditions of the XBP Europe Business Combination, a substantive conversion feature was added to the sponsor loans. Consequently, the amounts outstanding under these loans at the date of the Merger Agreement were accounted for as an extinguishment of the previous loans and establishment of the new loans at fair value. The gain on extinguishment was recognized as a capital transaction with the Sponsor through additional paid-in capital.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $571,000, respectively.

CF ACQUISITION CORP. VIII
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Stockholders’ Equity (Deficit)

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2022 and 2021, there were 540,000 shares of Class A common stock issued and outstanding, excluding 2,960,098 shares (following the redemptions of 2,879,927 shares of Class A common stock in connection with the First Extension and 19,159,975 shares of Class A common stock in connection with the Second Extension) and 25,000,000 shares subject to possible redemption, respectively. The outstanding shares of Class A common stock comprise of 540,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both December 31, 2022 and 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Sponsor Support Agreement entered into in connection with the XBP Europe Business Combination, the Sponsor agreed, among other items, to waive the anti-dilution rights of the Company’s shares of Class B common stock under the Amended and Restated Certificate of Incorporation.

On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. On March 11, 2021, the Company effected a 1.1-for-1 stock split. Information contained in the consolidated financial statements has been retroactively adjusted for this split. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income from investments held in the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are currently not deductible. There was approximately $111,000 of federal income tax expense for the year ended December 31, 2022 and no income tax expense for the year ended December 31, 2021.

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Current
Federal	$111,023	$-
State	-	-
Deferred
Federal	(411,243)	(571,138)
State	-	-
Change in valuation allowance	411,243	571,138
Income tax provision	$111,023	$-

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax assets
Start-up/organizational costs	$935,979	$501,658
Deferred compensation	41,153	30,777
Accrued bonus	5,250	-
Net operating loss carryforwards	-	38,703
Total deferred tax assets	982,382	571,138
Valuation allowance	(982,382)	(571,138)
Deferred tax assets, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of both December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of both December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	(42.9)%	37.1%
Change in fair value of FPS liability	4.2%	(24.7)%
Change in valuation allowance	16.3%	(33.4)%
Nondeductible interest expense	5.8%	-%
Effective Tax Rate	4.4%	-%

The Company’s effective tax rate differs from the federal statutory rate mainly due to the changes in fair value of warrant and FPS liabilities, which are not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

Note 9—Fair Value Measurements

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

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value Measurements on Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$31,445,874	$-	$-	$31,445,874
Liabilities:
Warrant liability	$-	$178,780	$-	$178,780
FPS liability	-	-	2,504,214	2,504,214
Total Liabilities	$-	$178,780	$2,504,214	$2,682,994

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$250,017,673	$-	$-	$250,017,673
Liabilities:
Warrant liability	$-	$5,300,188	$-	$5,300,188
FPS liability	-	-	2,006,525	2,006,525
Total Liabilities	$-	$5,300,188	$2,006,525	$7,306,713

Level 1 assets as of both December 31, 2022 and 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liability

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s consolidated statements of operations.

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

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized the OPM to value the warrants as of March 16, 2021, with any subsequent changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the warrant liability as of March 16, 2021, was determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information about the inputs utilized by the Company in the fair value measurement of the warrants as of March 16, 2021:

March 16, 2021 (Initial Measurement)
Risk-free interest rate	1.05%
Expected term (years)	5
Expected volatility	17.5%
Exercise price	$11.50
Stock price	$10.00
Dividend yield	0.0%

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of March 16, 2021	$175,851	$8,141,250	$8,317,101
Change in valuation inputs or other assumptions(1)	(63,788)	(2,953,125)	(3,016,913)
Fair value as of December 31, 2021(2)	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(108,283)	(5,013,125)	(5,121,408)
Fair value as of December 31, 2022	$3,780	$175,000	$178,780

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the consolidated statements of operations.

(2)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $7.1 million during the year ended December 31, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of both December 31, 2022 and 2021, the probability assigned to the consummation of the Business Combination was 80%. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

CF ACQUISITION CORP. VIII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the FPS liability. There were no transfers into or out of Level 3 fair value measurement during year ended December 31, 2022:

FPS Liability
Fair value as of March 16, 2021	$1,933,236
Change in valuation inputs or other assumptions(1)	73,289
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	497,689
Fair value as of December 31, 2022	$2,504,214

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the consolidated statements of operations.

Fair Value Measurements on Non-Recurring Basis

Sponsor Loans Liability

During the year ended December 31, 2022, sponsor loans liability was measured at fair value on a non-recurring basis at the time of modification that was accounted for as an extinguishment.

At the time of the extinguishment, the fair value of the sponsor loans was $7,534,106. The estimated fair value of these obligations was determined by reference to the Company’s quoted stock price and discounted cash flow calculations based on market-observable risk-free rate and reduced to account for the probability of consummation of the Business Combination, the probability of repayment in cash or the probability of forgiveness. The primary unobservable inputs utilized in estimating the fair value of the sponsor loans were the probabilities of consummation of the Business Combination, repayment in cash or forgiveness. As a result, the estimated fair value of these loans falls within Level 3 in the fair value hierarchy. The range of probabilities used in deriving the estimated fair value of the sponsor loans was 8%-80%.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements, other than as described below.

On February 13, 2023, the Company filed the XBP Europe Proxy Statement with the SEC.

On February 14, 2023, the Company filed a definitive proxy statement with the SEC regarding an extension of its time to consummate a Business Combination from March 16, 2023 to September 16, 2023.

On March 6, 2023, the Company issued 5,000,000 shares of Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (the “Conversion”). As a result of the Conversion, as of March 6, 2023, the Sponsor held 5,537,500 shares of Class A common stock and 1,228,000 shares of Class B common stock. The 5,000,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there were 8,500,098 shares of Class A common stock issued and outstanding and 1,250,000 shares of Class B common stock issued and outstanding.

On March 14, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate a Business Combination from March 16, 2023 to September 16, 2023 (the “Third Extension”). In connection with the approval of the Third Extension, on March 15, 2023, the Sponsor agreed to loan the Company an aggregate amount of up to $344,781 ($0.04 per share per month, or up to $0.24 per share if all six months of the Third Extension are utilized, for each Public Share that was not redeemed in connection with the Third Extension) (the “Third Extension Loan”). The Third Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of an initial Business Combination. The proceeds of the Third Extension Loan will be deposited in the Trust Account in six equal installments for each month (or portion thereof) that is needed by the Company to complete an initial Business Combination. The first installment was deposited in the Trust Account on March 16, 2023. In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account. Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under the Third Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

On March 16, 2023, the Company instructed Continental Stock Transfer & Trust Company to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental Stock Transfer & Trust Company continuing to act as trustee, until the earlier of the consummation of the initial business combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 11, 2021, by and among the Company, CF&Co, as representative of the several underwriters, and the qualified independent underwriter named therein. (2)
1.2	Business Combination Marketing Agreement, dated March 11, 2021, by and between the Company and CF&Co. (2)
2.1	Merger Agreement, dated as of October 9, 2022, by and among the Company, Merger Sub, XBP Europe and the Parent.(3)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Company. (4)
3.4	Second Amendment to Amended and Restated Certificate of Incorporation of the Company. (6)
3.5	Third Amendment to Amended and Restated Certificate of Incorporation of the Company. (8)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated March 11, 2021, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated March 11, 2021, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (2)
10.2	Investment Management Trust Agreement, dated March 11, 2021, by and between the Company and Continental, as trustee. (2)
10.3	Registration Rights Agreement, dated March 11, 2021, by and among the Company, the sponsor and the holders party thereto. (2)
10.4	Expense Advancement Agreement, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.5	Private Placement Units Purchase Agreement, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated December 7, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated March 11, 2021, issued to the sponsor. (2)
10.9	Administrative Services Agreement, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.10	Forward Purchase Contract, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.11	Promissory Note, dated March 9, 2022, issued to the sponsor. (4)
10.12	Promissory Note, dated June 30, 2022, issued to the sponsor. (5)
10.13	Promissory Note, dated September 30, 2022, issued to the sponsor. (6)
10.14	Promissory Note, dated October 14, 2022, issued to the sponsor. (7)
10.15	Promissory Note, dated March 15, 2023, issued to the sponsor. (8)
10.16	Ultimate Parent Support Agreement, dated as of October 9, 2022, by and among the Company and ETI-XCV Holdings, LLC. (3)
10.17	Sponsor Support Agreement, dated as of October 9, 2022, by and among the Company, the Sponsor, XBP Europe and the Parent. (3)
10.18	Lock-Up Agreement, dated as of October 9, 2022, by and among the Company, Merger Sub, XBP Europe and the Parent. (3)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 10, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 17, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 11, 2022.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 9, 2022.

(5)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on August 15, 2022.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 30, 2022.

(7)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on November 14, 2022.

(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 17, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	CF Acquisition Corp. VIII

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 29, 2023
Howard W. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	March 29, 2023
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Robert Hochberg	Director	March 29, 2023
Robert Hochberg

/s/ Charlotte Blechman	Director	March 29, 2023
Charlotte Blechman

/s/ Steven Bisgay	Director	March 29, 2023
Steven Bisgay

/s/ Mark Kaplan	Director	March 29, 2023
Mark Kaplan

/s/ Robert Sharp	Director	March 29, 2023
Robert Sharp