Form 10-K/A
period 2022-12-31
CF Acquisition Corp. VIII
filed 2023-04-25
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Name:	Auditor Location:	Auditor Firm ID:

WithumSmith+Brown, PC	New York, New York	100

EXPLANATORY NOTE

CF Acquisition Corp. VIII (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) solely to amend Part II, Item 9A. “Controls and Procedures.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “Original Filing”).

In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, respectively.

Except as otherwise expressly stated herein, this Amendment does not modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendment discussed above and reflected below.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the foregoing, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter of the fiscal year ended December 31, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 11, 2021, by and among the Company, CF&Co, as representative of the several underwriters, and the qualified independent underwriter named therein. (2)
1.2	Business Combination Marketing Agreement, dated March 11, 2021, by and between the Company and CF&Co. (2)
2.1	Merger Agreement, dated as of October 9, 2022, by and among the Company, Merger Sub, XBP Europe and the Parent.(3)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Company. (4)
3.4	Second Amendment to Amended and Restated Certificate of Incorporation of the Company. (6)
3.5	Third Amendment to Amended and Restated Certificate of Incorporation of the Company. (8)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated March 11, 2021, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.**
10.1	Letter Agreement, dated March 11, 2021, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (2)
10.2	Investment Management Trust Agreement, dated March 11, 2021, by and between the Company and Continental, as trustee. (2)
10.3	Registration Rights Agreement, dated March 11, 2021, by and among the Company, the sponsor and the holders party thereto. (2)
10.4	Expense Advancement Agreement, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.5	Private Placement Units Purchase Agreement, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated December 7, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated March 11, 2021, issued to the sponsor. (2)
10.9	Administrative Services Agreement, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.10	Forward Purchase Contract, dated March 11, 2021, by and between the Company and the sponsor. (2)
10.11	Promissory Note, dated March 9, 2022, issued to the sponsor. (4)
10.12	Promissory Note, dated June 30, 2022, issued to the sponsor. (5)
10.13	Promissory Note, dated September 30, 2022, issued to the sponsor. (6)
10.14	Promissory Note, dated October 14, 2022, issued to the sponsor. (7)
10.15	Promissory Note, dated March 15, 2023, issued to the sponsor. (8)
10.16	Ultimate Parent Support Agreement, dated as of October 9, 2022, by and among the Company and ETI-XCV Holdings, LLC. (3)
10.17	Sponsor Support Agreement, dated as of October 9, 2022, by and among the Company, the Sponsor, XBP Europe and the Parent. (3)
10.18	Lock-Up Agreement, dated as of October 9, 2022, by and among the Company, Merger Sub, XBP Europe and the Parent. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)*

*	Filed herewith.

**	Previously Filed.

***	Previously Furnished.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 10, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 17, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 11, 2022.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 9, 2022.

(5)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on August 15, 2022.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 30, 2022.

(7)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on November 14, 2022.

(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 17, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

April 25, 2023	CF Acquisition Corp. VIII

	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

3