Form 10-Q
period 2023-03-31
CF Acquisition Corp. VIII
filed 2023-05-15
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 6,976,589 shares of Class A common stock, par value $0.0001 per share, and 1,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000		$41,154
Prepaid expenses	460,576		210,241
Total Current Assets	485,576		251,395
Cash held in the Trust Account	15,469,492		—
Cash equivalents held in the Trust Account	—		31,445,874
Total Assets	$15,955,068		$31,697,269

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,340,161		$1,189,676
Sponsor loan – promissory notes	9,120,545		8,200,162
Franchise tax payable	80,000		70,065
Other current liability	62,406		—
Total Current Liabilities	10,603,112		9,459,903
Warrant liability	669,787		178,780
FPS liability	2,763,872		2,504,214
Total Liabilities	14,036,771		12,142,897

Commitments and Contingencies
Class A common stock subject to possible redemption, 1,436,589 and 2,960,098 shares issued and outstanding at redemption value of $10.70 and $10.53 per share as of March 31, 2023 and December 31, 2022, respectively	15,369,492		31,169,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both March 31, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 5,540,000 and 540,000 shares issued and outstanding (excluding 1,436,589 and 2,960,098 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	554	(1)	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 1,250,000 and 6,250,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	125	(1)	625
Additional paid-in-capital	452,382		694,592
Accumulated deficit	(13,904,256)		(12,310,731)
Total Stockholders’ Deficit	(13,451,195)		(11,615,460)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$15,955,068		$31,697,269

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

General and administrative costs	$499,562	$371,254
Administrative expenses - related party	30,000	30,000
Franchise tax expense	80,000	12,534
Loss from operations	(609,562)	(413,788)
Interest income on cash and investments held in the Trust Account	344,809	6,440
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	(578,107)	—
Other income	—	579,294
Changes in fair value of warrant liability	(491,007)	3,193,138
Changes in fair value of FPS liability	(259,658)	47,329
Net income (loss)	$(1,593,525)	$3,412,413

Weighted average number of shares of common stock outstanding:
Class A - Public shares	2,604,613	24,136,022
Class A - Private placement	1,984,444 (1)	540,000
Class B - Common stock	4,805,556 (1)	6,250,000
Basic and diluted net income (loss) per share:
Class A - Public shares	$(0.17)	$0.11
Class A - Private placement	$(0.17)	$0.11
Class B - Common stock	$(0.17)	$0.11

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	540,000	$54	6,250,000	$625	$694,592	$(12,310,731)	$(11,615,460)
Share conversion(1)	5,000,000	500	(5,000,000)	(500)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(242,210)	—	(242,210)
Net loss	—	—	—	—	—	(1,593,525)	(1,593,525)
Balance - March 31, 2023	5,540,000	$554	1,250,000	$125	$452,382	$(13,904,256)	$(13,451,195)

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

For the Three Months Ended March 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	540,000	$54	6,250,000	$625	$146,555	$(9,499,368)	$(9,352,134)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(195,966)	(4,228,049)	(4,424,015)
Stock-based compensation	—	—	—	—	49,411	—	49,411
Net income	—	—	—	—	—	3,412,413	3,412,413
Balance – March 31, 2022	540,000	$54	6,250,000	$625	$—	$(10,315,004)	$(10,314,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,593,525)	$3,412,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	—	49,411
General and administrative expenses paid by related party	184,304	258,373
Interest income on cash and investments held in the Trust Account	(344,809)	(6,440)
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	578,107	—
Changes in fair value of warrant liability	491,007	(3,193,138)
Changes in fair value of FPS liability	259,658	(47,329)
Changes in operating assets and liabilities:
Prepaid expenses	264,838	210,338
Accrued expenses	150,485	(533,628)
Franchise tax payable	9,935	(150,000)
Net cash provided by operating activities	—	—

Cash flows from investing activities:
Cash deposited in the Trust Account	(57,464)	(4,424,015)
Proceeds from the Trust Account to pay franchise taxes	150,115	24,113
Proceeds from the Trust Account to redeem Public Shares	16,228,539	28,799,270
Net cash provided by investing activities	16,321,190	24,399,368

Cash flows from financing activities:
Proceeds from related party – Sponsor loan	590,672	4,717,775
Redemption payment for Public Shares	(16,290,945)	(28,799,270)
Payment of related party payable	(699,477)	(317,873)
Utilization of bank overdraft facility	62,406	—
Net cash used in financing activities	(16,337,344)	(24,399,368)

Net change in cash	(16,154)	—
Cash – beginning of the period	41,154	25,000
Cash – end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities:
Prepaid expenses paid with payables to related party	$515,173	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CF Acquisition Corp. VIII (the “Company”) was incorporated in Delaware on July 8, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company intends to focus its search on companies operating in the financial services, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2023 and 2022, the Company generated non-operating income in the form of interest income on investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. In addition, during the three months ended March 31, 2023, the Company generated non-operating income in the form of interest income from cash deposited in a demand account held at a U.S. bank. During the three months ended March 31, 2023 and 2022, the Company also recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss).

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on March 16, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus be subject to regulation under the Investment Company Act, upon the 24-month anniversary of the effective date of the registration statement for the Initial Public Offering, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate any U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a U.S. bank until the earlier of the consummation of the Business Combination or the distribution of the Trust Account.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 16, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

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

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination, including the XBP Europe Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined in Note 4). There will be no redemption rights upon the completion of the Business Combination with respect to the Company’s warrants. The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of the Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with the Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of the Business Combination.

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of the initial Business Combination, 1,000,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 250,000 shares of Class A common stock (for no additional consideration) (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial Business Combination.

Failure to Consummate a Business Combination — The Company has until September 16, 2023 (which was originally March 16, 2022 and has been extended to September 16, 2023 in the Extensions (as defined below)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate the Business Combination from March 16, 2022 to September 30, 2022 (the “First Extension”). In connection with the First Extension, on March 9, 2022, the Sponsor loaned the Company an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Loan”). The proceeds of the First Extension Loan were deposited into the Trust Account on March 9, 2022.

On September 27, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate the Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension”). In connection with the Second Extension, on September 30, 2022, the Sponsor loaned the Company an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited into the Trust Account on September 30, 2022.

On March 14, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of the expiration of the period in which the Company has to consummate the Business Combination from March 16, 2023 to September 16, 2023 or an earlier date determined by the board of directors of the Company (the “Third Extension”, and together with the First Extension and the Second Extension, the “Extensions”). In connection with the Third Extension, on March 15, 2023, the Sponsor agreed to loan the Company an aggregate amount of up to $344,781 (the “Third Extension Loan”), with (i) $57,464 ($0.04 for each Public Share that was not redeemed in connection with the Third Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Third Extension Loan on March 16, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Business Combination. In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

Each of the First Extension Loan, the Second Extension Loan and the Third Extension Loan bears no interest and is due and payable on the date on which the Company consummates the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

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

The XBP Europe Business Combination is anticipated to close during the Combination Period. If the XBP Europe Business Combination does not close during the Combination Period, the Company may seek approval from its stockholders to further extend the Combination Period.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s independent registered public accounting firm.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had $25,000 and approximately $41,200, respectively, of cash in its operating account. As of March 31, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $10,118,000 and $9,209,000, respectively. As of March 31, 2023 and December 31, 2022, approximately $285,000 and $276,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through March 31, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the First Working Capital Loan (as defined below), the Second Working Capital Loan (as defined below) and the Third Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited into the Trust Account.

On June 30, 2022, the Company entered into a Working Capital Loan (the “First Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses, which First Working Capital Loan has been fully drawn by the Company.

On September 30, 2022, the Company borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited into the Trust Account.

On October 14, 2022, the Company entered into a second Working Capital Loan with the Sponsor in the amount of up to $750,000 (the “Second Working Capital Loan”) in connection with advances the Sponsor will make to the Company for working capital expenses, which Second Working Capital Loan has been fully drawn by the Company.

On March 15, 2023, the Company entered into the Third Extension Loan with the Sponsor in the amount of up to $344,781. The funding of the initial Monthly Amount was deposited into the Trust Account on March 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Business Combination.

On March 31, 2023, the Company entered into a third Working Capital Loan with the Sponsor in the amount of up to $500,000 (the “Third Working Capital Loan”) in connection with advances the Sponsor will make to the Company for working capital expenses.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan, the Second Working Capital Loan, the Third Extension Loan and the Third Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the Third Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

As of March 31, 2023 and December 31, 2022, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $9,121,000 and $8,200,000, respectively. As of March 31, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,121,000 and $8,500,000, respectively. See “Related Party Loans” below for additional information.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 29, 2023 and March 15, 2021, respectively and our Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 25, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until September 16, 2023 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock under Section 4501 of the Internal Revenue Code, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise (such as in connection with the Third Extension), may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. Based on the IR Act and the guidance currently available, the Company does not expect the excise tax to apply to redemptions occurring in the same taxable year as the consummation of the XBP Europe Business Combination, because the fair market value of the common stock to be issued in connection with the consummation of the XBP Europe Business Combination is expected to be larger than the aggregate fair market value of the redeemed shares of the Company’s common stock occurring during 2023. However, if the excise tax is due, it would be payable by the Company and not by the redeeming holder. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination, in the Company’s ability to complete the Business Combination, or a reduction in cash available to the Company after consummation of the XBP Europe Business Combination. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision. Management will continue to monitor any updates to the Company’s business along with guidance issued with respect to the IR Act to determine any impact on the Company’s consolidated financial statements.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability, FPS liability and sponsor loans liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both March 31, 2023 and December 31, 2022, and no cash equivalents in the Trust Account as of March 31, 2023. The Company’s investments held in the Trust Account as of December 31, 2022 were comprised of cash equivalents. Bank overdrafts (if any) are presented as Other current liability in the Company’s unaudited condensed consolidated balance sheets.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. For the three months ended March 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

Warrant and FPS Liability

The Company accounts for the warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPS using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPS are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants and the FPS are recognized on the unaudited condensed consolidated statements of operations in the period of the change.

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

Sponsor Loans

The Company accounts for the liability related to the sponsor loans in accordance with the guidance in ASC 470-20, Debt – Debt with Conversion and Other Options. The loans are carried at amortized cost on the Company’s unaudited condensed consolidated balance sheets. Interest expense recognized on the Company’s unaudited condensed consolidated statements of operations reflects accretion of discount. The sponsor loans contain a contingent beneficial conversion feature which does not require financial statement recognition until the contingency (the closing of the XBP Europe Business Combination) is resolved.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed consolidated statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $248,396 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,436,589 and 2,960,098 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

The Company has not considered the effect of the warrants to purchase an aggregate of 6,385,000 shares of Class A common stock sold in the Initial Public Offering and the Private Placement in the calculation of diluted earnings per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(441,797)	$(336,604)	$(815,124)	$2,663,197	$59,584	$689,632
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	2,604,613	1,984,444	4,805,556	24,136,022	540,000	6,250,000
Basic and diluted net income (loss) per share of common stock	$(0.17)	$(0.17)	$(0.17)	$0.11	$0.11	$0.11

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both March 31, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of both March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During both the three months ended March 31, 2023 and 2022, the Company recorded no income tax expense. The Company’s effective tax rate for both the three months ended March 31, 2023 and 2022 was 0%. The Company’s effective tax rate differs from the federal statutory rate mainly due to the change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit, including 3,000,000 Units sold upon the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (each whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock due to the underwriters not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized approximately $29,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2022. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriters not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions. Further, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, the Sponsor agreed to forfeit 733,400 Founder Shares.

On March 6, 2023, the Company issued 5,000,000 shares of Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (the “Conversion”). The 5,000,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Business Combination as described in the prospectus for the Initial Public Offering.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized approximately $20,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2022. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units (including the component securities thereof) until 30 days after the completion of the initial Business Combination.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with any Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with any Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $9,350,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriter’s over-allotment option; provided, however, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, CF&Co. agreed to waive the Marketing Fee.

Engagement Letter

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For both the three months ended March 31, 2023 and 2022, the Company paid $30,000 for office space and administrative fees.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On June 30, 2022, the Company entered into the First Working Capital Loan with the Sponsor in the amount of up to $1,000,000, which First Working Capital Loan has been fully drawn by the Company.

On October 14, 2022, the Company entered into the Second Working Capital Loan with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses, which Second Working Capital Loan has been fully drawn by the Company.

On March 31, 2023, the Company entered into a Third Working Capital Loan with the Sponsor in the amount of up to $500,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited into the Trust Account.

On September 30, 2022, the Company borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited into the Trust Account.

On March 15, 2023, the Company entered into the Third Extension Loan with the Sponsor in the amount of up to $344,781. The funding of the initial Monthly Amount was deposited into the Trust Account on March 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Business Combination.

As of March 31, 2023 and December 31, 2022, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $9,121,000 and $8,200,000, respectively. As of March 31, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,121,000 and $8,500,000, respectively.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan, the Second Working Capital Loan, the Third Extension Loan and the Third Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the Third Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance, if any, is included in Payables to related parties on the accompanying unaudited condensed consolidated balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the conflict could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 —Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,540,000 and 540,000 shares of Class A common stock issued and outstanding, excluding 1,436,589 and 2,960,098 shares (following the redemptions of 2,879,927 shares of Class A common stock in connection with the First Extension, 19,159,975 shares of Class A common stock in connection with the Second Extension and 1,523,509 shares of Class A common stock in connection with the Third Extension) subject to possible redemption, respectively. On March 6, 2023, pursuant to the Conversion, the Company issued 5,000,000 shares of Class A common stock to the Sponsor. As a result, as of March 31, 2023 the outstanding shares of Class A common stock comprised of 5,000,000 Founder Shares and 540,000 Private Placement Shares. As of December 31, 2022, the outstanding shares of Class A common stock comprised of 540,000 Private Placement Shares. The Founder Shares and the Private Placement Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of March 31, 2023 there were 1,250,000 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Prior to the consummation of the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors. Holders of shares of Class A common stock are not entitled to vote on the election of directors during such time. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. On March 11, 2021, the Company effected a 1.1-for-1 stock split. Information contained in the unaudited condensed consolidated financial statements has been retroactively adjusted for this split. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 7 —Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of the Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for any issuance of shares of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete the Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$-	$669,787	$-	$669,787
FPS liability	-	-	2,763,872	2,763,872
Total Liabilities	$-	$669,787	$2,763,872	$3,433,659

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. government debt securities	$31,445,874	$-	$-	$31,445,874
Liabilities:
Warrant liability	$-	$178,180	$-	$178,780
FPS liability	-	-	2,504,214	2,504,214
Total Liabilities	$-	$178,180	$2,504,214	$2,682,994

Level 1 assets as of December 31, 2022 included investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liability

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s unaudited condensed consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within Changes in fair value of warrant liability in the Company’s unaudited condensed consolidated statements of operations.

As of both March 31, 2023 and December 31, 2022, the fair value measurements of the Public Warrants fall within Level 2 fair value measurement inputs due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the fair value of the Private Placement Warrants is classified as Level 2 fair value measurements as of both March 31, 2023 and December 31, 2022. There were no transfers into or out of Level 3 fair value measurements during the three months ended March 31, 2023 or 2022.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of warrant liability for the three months ended March 31, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2022	$3,780	$175,000	$178,780
Change in valuation inputs or other assumptions(1)	10,382	480,625	491,007
Fair value as of March 31, 2023	$14,162	$655,625	$669,787

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2021	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(67,513)	(3,125,625)	(3,193,138)
Fair value as of March 31, 2022	$44,550	$2,062,500	$2,107,050

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of both March 31, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 80%. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

The following tables present the changes in the fair value of the FPS liability for the three months ended March 31, 2023 and 2022.

FPS Liability
Fair value as of December 31, 2022	$2,504,214
Change in valuation inputs or other assumptions(1)	259,658
Fair value as of March 31, 2023	$2,763,872

FPS Liability
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	(47,329)
Fair value as of March 31, 2022	$1,959,196

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of FPS liability in the unaudited condensed consolidated statements of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events, that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements other than as described below.

On April 25, 2023, the Company filed Form 10-K/A to amend Part II, Item 9A. “Controls and Procedures.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.

On May 12, 2023, the Company filed Amendment No. 1 to the XBP Europe Proxy Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Acquisition Corp. VIII. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on March 16, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus be subject to regulation under the Investment Company Act, upon the 24-month anniversary of the effective date of the registration statement for the Initial Public Offering, we instructed Continental, the trustee with respect to the Trust Account, to liquidate any U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a U.S. bank until the earlier of the consummation of the Initial Business Combination or the distribution of the Trust Account.

On March 8, 2022, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete the Initial Business Combination from March 16, 2022 to September 30, 2022 (the “First Extension”). In connection with the First Extension, the Sponsor loaned us an aggregate amount of $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Loan”). The proceeds of the First Extension Loan were deposited into the Trust Account on March 9, 2022. In connection with the stockholder vote to approve the First Extension, 2,879,927 Public Shares were redeemed at $10.00 a share, resulting in a reduction of $28,799,270 in the amount held in the Trust Account.

On September 27, 2022, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete the Initial Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension”). In connection with the Second Extension, the Sponsor loaned us an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited into the Trust Account on September 30, 2022. In connection with the stockholder vote to approve the Second Extension, 19,159,975 Public Shares were redeemed at approximately $10.24 a share, resulting in a reduction of $196,121,351 in the amount held in the Trust Account.

On March 6, 2023, we issued 5,000,000 shares of Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (the “Conversion”). The 5,000,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Initial Business Combination as described in the prospectus for the Initial Public Offering.

On March 14, 2023, at a special meeting of our stockholders, our stockholders approved the extension of our term to complete the Initial Business Combination from March 16, 2023 to September 16,2023 (the “Third Extension”). In connection with the Third Extension, the Sponsor loaned us an aggregate amount of up to $344,781 (the “Third Extension Loan”), with (i) $57,464 ($0.04 for each Public Share that was not redeemed in connection with the Third Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Third Extension Loan on March 16, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Initial Business Combination. In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

Each of the First Extension Loan, the Second Extension Loan and the Third Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination (as defined below), in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of our Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement (as defined below).

We have until September 16, 2023 or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

XBP Europe Business Combination

On October 9, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among us, Sierra Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), BTC International Holdings, Inc., a Delaware corporation (“Parent”), and XBP Europe, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“XBP Europe”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into XBP Europe (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “XBP Europe Business Combination”) whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become our wholly owned subsidiary. As a result of the Merger, (i) each share of capital stock of Merger Sub shall automatically be converted into an equal number of shares of common stock of XBP Europe, (ii) each share of stock of XBP Europe will be cancelled and exchanged for the right to receive a number of our shares of Class A common stock equal to (a) the quotient of (1) (A) the sum of $220,000,000 minus (B) the Company Closing Indebtedness of XBP Europe (as contemplated by the Merger Agreement) divided by (2) $10.00 plus (b) 1,330,650, and (iii) we will amend the Amended and Restated Certificate of Incorporation to, among other matters, change our name to XBP Europe Holdings, Inc.

For more information related to the Merger Agreement and the XBP Europe Business Combination, reference should be made to the Form 8-K that we filed with the SEC on October 11, 2022, our Form 10-K filed with the SEC on March 29, 2023, and our Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 25, 2023, and the proxy statement that we initially filed with the SEC on February 13, 2023 (as amended from time to time, the “XBP Europe Proxy Statement”).

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had $25,000 and approximately $41,200, respectively, of cash in our operating account. As of March 31, 2023 and December 31, 2022, we had a working capital deficit of approximately $10,118,000 and $9,209,000, respectively. As of March 31, 2023 and December 31, 2022, approximately $285,000 and $276,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through March 31, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $9,121,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) the First Working Capital Loan (as defined below), the Second Working Capital Loan (as defined below), and the Third Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On June 30, 2022, we entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000 (the “First Working Capital Loan”) in connection with advances the Sponsor will make to us for working capital expenses, which First Working Capital Loan has been fully drawn by us.

On October 14, 2022, we entered into a second Working Capital Loan with the Sponsor in the amount of up to $750,000 (the “Second Working Capital Loan”) in connection with advances the Sponsor will make to us for working capital expenses, which Second Working Capital Loan has been fully drawn by us.

On March 31, 2023, we entered into a third Working Capital Loan with the Sponsor in the amount of up to $500,000 (the “Third Working Capital Loan”) in connection with advances the Sponsor will make to us for working capital expenses.

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited into the Trust Account.

On September 30, 2022, we borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited into the Trust Account.

On March 15, 2023, we entered into the Third Extension Loan, pursuant to which we are entitled to borrow up to $344,781 from the Sponsor ($0.04 per share per month, or up to $0.24 per share in the aggregate if all six months of the Third Extension are utilized, for each Public Share that was not redeemed in connection with the Third Extension). The funding of the initial Monthly Amount was deposited into the Trust Account on March 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that we need to complete the Initial Business Combination.

As of March 31, 2023 and December 31, 2022, the carrying amounts of the loans payable by us to the Sponsor were approximately $9,121,000 and $8,200,000, respectively. As of March 31, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,121,000 and $8,500,000, respectively.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Initial Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination, including the XBP Europe Business Combination.

Results of Operations

Our entire activity from inception through March 31, 2023 related to our formation, the Initial Public Offering, and, to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of approximately $1,594,000 which consisted of approximately $578,000 of interest expense on sponsor loans and mandatorily redeemable Class A common stock, approximately $500,000 of general and administrative expenses, approximately $491,000 of loss from the change in fair value of warrant liability, approximately $260,000 of loss from the change in fair value of FPS liability, $80,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor, partially offset by approximately $345,000 of interest income from cash and investments held in the Trust Account.

For the three months ended March 31, 2022, we had net income of approximately $3,412,000 which consisted of approximately $3,193,000 of gain from the change in fair value of warrant liability, approximately $579,000 of other income, approximately $47,000 of gain from the change in fair value of FPS liability, and approximately $7,000 of interest income from investments held in the Trust Account, partially offset by approximately $371,000 of general and administrative expenses, $30,000 of administrative expenses paid to the Sponsor, and approximately $13,000 of franchise tax expense.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with any Initial Business Combination to assist us in holding meetings with our stockholders to discuss any potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with any Initial Business Combination. We will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Initial Business Combination in an amount equal to $9,350,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option; provided, however, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, CF&Co. agreed to waive the Marketing Fee. If the Initial Business Combination other than the XBP Europe Business Combination is consummated, CF&Co. would be entitled to receive the Marketing Fee that will be released from the Trust Account only upon completion of such an Initial Business Combination.

Engagement Letter

We have engaged CF&Co. as our exclusive financial advisor in connection with the XBP Europe Business Combination but CF&Co. has agreed not to receive an advisory fee for such services other than to receive reimbursement of actual expenses incurred and to be indemnified against certain liabilities arising out of its engagement.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor loaned us $1,750,000 in the Sponsor Loan to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination.

On March 9, 2022, we borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited into the Trust Account.

On June 30, 2022, we entered into the First Working Capital Loan, which has been fully drawn by us.

On September 30, 2022, we borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited into the Trust Account.

On October 14, 2022, we entered into the Second Working Capital Loan, which has been fully drawn by us.

On March 15, 2023, we entered into the Third Extension Loan, pursuant to which we are entitled to borrow up to $344,781 from the Sponsor ($0.04 per share per month, or up to $0.24 per share in the aggregate if all six months of the Third Extension are utilized, for each Public Share that was not redeemed in connection with the Third Extension). The funding of the initial Monthly Amount was deposited into the Trust Account on March 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that we need to complete the Initial Business Combination.

On March 31, 2023, we entered into the Third Working Capital Loan.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan, the Second Working Capital Loan, the Third Extension Loan and the Third Working Capital Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the First Working Capital Loan, the Second Working Capital Loan, the Third Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

As of March 31, 2023 and December 31, 2022, the carrying amounts of the loans payable by us to the Sponsor were approximately $9,121,000 and $8,200,000, respectively. As of March 31, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,121,000 and $8,500,000, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until September 16, 2023 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,436,589 and 2,960,098 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our unaudited condensed consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

We have not considered the effect of the warrants to purchase an aggregate of 6,385,000 shares of Class A common stock sold in the Initial Public Offering and the Private Placement in the calculation of diluted earnings per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Initial Business Combination, including the XBP Europe Business Combination, may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Initial Business Combination, including the XBP Europe Business Combination.

Recent Developments

On March 16, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in (i) our Registration Statement on Form S-1 with respect to the Initial Public Offering, initially filed with the SEC on February 19, 2021, as amended and which became effective on March 11, 2021 (File No. 333-253308), (ii) our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, as filed with the SEC on March 29, 2023 and March 31, 2022, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 15, 2022 and November 14, 2022, respectively, (iv) the Definitive Proxy Statement on Schedule 14A as filed with the SEC on February 14, 2022, and (v) the XBP Europe Proxy Statement. Any of these risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On March 6, 2023, we issued an aggregate of 5,000,000 shares of Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor in the Conversion. The 5,000,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Business Combination as described in the prospectus for the Initial Public Offering.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

On March 14, 2023, at a special meeting of our stockholders, our stockholders approved the Third Extension. In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2023	—	—	—	—

February 1 – February 28, 2023	—	—	—	—

March 1 – March 31, 2023	1,523,509	$10.69	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Promissory Note of the Company, dated March 31, 2023.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VIII

Date: May 15, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)