Form 10-Q
period 2023-06-30
CF Acquisition Corp. VIII
filed 2023-08-14
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 6,976,589 shares of Class A common stock, par value $0.0001 per share, and 1,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000		$41,154
Prepaid expenses	220,489		210,241
Total Current Assets	245,489		251,395
Cash held in the Trust Account	15,707,032		—
Cash equivalents held in the Trust Account	—		31,445,874
Total Assets	$15,952,521		$31,697,269

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,363,836		$1,189,676
Sponsor loan – promissory notes	9,490,888		8,200,162
Franchise tax payable	57,517		70,065
Total Current Liabilities	10,912,241		9,459,903
Warrant liability	316,696		178,780
FPS liability	3,191,371		2,504,214
Total Liabilities	14,420,308		12,142,897

Commitments and Contingencies
Class A common stock subject to possible redemption, 1,436,589 and 2,960,098 shares issued and outstanding at redemption value of $10.81 and $10.53 per share as of June 30, 2023 and December 31, 2022, respectively	15,523,830		31,169,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both June 30, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 5,540,000 and 540,000 shares issued and outstanding (excluding 1,436,589 and 2,960,098 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	554	(1)	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 1,250,000 and 6,250,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	125	(1)	625
Additional paid-in-capital	298,044		694,592
Accumulated deficit	(14,290,340)		(12,310,731)
Total Stockholders’ Deficit	(13,991,617)		(11,615,460)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$15,952,521		$31,697,269

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative costs	$438,030	$433,001	$937,592	$804,255
Administrative expenses – related party	30,000	30,000	60,000	60,000
Franchise tax expense	57,517	50,000	137,517	62,534
Loss from operations	(525,547)	(513,001)	(1,135,109)	(926,789)
Interest income on cash and investments held in the Trust Account	239,555	431,970	584,364	438,410
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	—	—	(578,107)	—
Other income	—	—	—	579,294
Changes in fair value of warrant liability	353,091	429,072	(137,916)	3,622,210
Changes in fair value of FPS liability	(427,499)	657,626	(687,157)	704,955
Net income (loss) before provision for income tax	(360,400)	1,005,667	(1,953,925)	4,418,080
Provision for income taxes	25,684	40,231	25,684	40,231
Net income (loss)	$(386,084)	$965,436	$(1,979,609)	$4,377,849

Weighted average number of shares of common stock outstanding:
Class A – Public shares	1,436,589	22,120,073	2,017,374	23,122,479
Class A – Private placement	5,540,000	540,000	3,772,044 (1)	540,000
Class B – Common stock	1,250,000	6,250,000	3,017,956 (1)	6,250,000
Basic and diluted net income (loss) per share:
Class A – Public shares	$(0.05)	$0.03	$(0.22)	$0.15
Class A – Private placement	$(0.05)	$0.03	$(0.22)	$0.15
Class B – Common stock	$(0.05)	$0.03	$(0.22)	$0.15

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	540,000	$54	6,250,000	$625	$694,592	$(12,310,731)	$(11,615,460)
Share conversion(1)	5,000,000	500	(5,000,000)	(500)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(242,210)	—	(242,210)
Net loss	—	—	—	—	—	(1,593,525)	(1,593,525)
Balance – March 31, 2023	5,540,000	$554	1,250,000	$125	$452,382	$(13,904,256)	$(13,451,195)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(154,338)	—	(154,338)
Net loss	—	—	—	—	—	(386,084)	(386,084)
Balance – June 30, 2023	5,540,000	$554	1,250,000	$125	$298,044	$(14,290,340)	$(13,991,617)

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance – December 31, 2021	540,000	$54	6,250,000	$625	$146,555	$(9,499,368)	$—	$(9,352,134)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(195,966)	(4,228,049)	—	(4,424,015)
Stock-based compensation	—	—	—	—	49,411	—	—	49,411
Net income	—	—	—	—	—	3,412,413	—	3,412,413
Balance – March 31, 2022	540,000	$54	6,250,000	$625	$—	$(10,315,004)	$—	$(10,314,325)
Net income	—	—	—	—	—	965,436	—	965,436
Other comprehensive loss	—	—	—	—	—	—	(329,250)	(329,250)
Balance – June 30, 2022	540,000	$54	6,250,000	$625	$—	$(9,349,568)	$(329,250)	$(9,678,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,979,609)	$4,377,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	—	49,411
General and administrative expenses paid by related party	494,257	1,137,256
Interest income on cash and investments held in the Trust Account	(584,364)	(438,410)
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	578,107	—
Changes in fair value of warrant liability	137,916	(3,622,210)
Changes in fair value of FPS liability	687,157	(704,955)
Changes in operating assets and liabilities:
Prepaid expenses	504,924	541,509
Accrued expenses	174,160	(1,175,483)
Franchise tax payable	(12,548)	(164,967)
Net cash provided by operating activities	—	—

Cash flows from investing activities
Cash deposited in the Trust Account	(229,854)	(4,424,015)
Proceeds from the Trust Account to pay franchise taxes	150,115	24,113
Proceeds from the Trust Account to pay income taxes	112,000	—
Purchase of available-for-sale debt securities held in the Trust Account	—	(224,056,750)
Sale of cash equivalents held in the Trust Account	—	224,056,750
Proceeds from the Trust Account to redeem Public Shares	16,228,539	28,799,270
Proceeds from the Trust Account to repay bank overdraft facility	62,406	—
Net cash provided by investing activities	16,323,206	24,399,368

Cash flows from financing activities
Proceeds from related party – Sponsor loan	961,015	6,167,502
Redemption payment for Public Shares	(16,290,945)	(28,799,270)
Payment of related party payable	(1,009,430)	(317,873)
Utilization of bank overdraft facility	62,406	—
Repayment of bank overdraft facility	(62,406)	—
Net cash used in financing activities	(16,339,360)	(22,949,641)

Net change in cash	(16,154)	1,449,727
Cash – beginning of the period	41,154	25,000
Cash – end of the period	$25,000	$1,474,727

Supplemental disclosure of non-cash financing activities:
Prepaid expenses paid with payables to related party	$515,173	$—
Supplemental disclosure of cash flow information
Cash paid for income taxes	$112,000	$—

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

As of June 30, 2023, the Company had not commenced operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the six months ended June 30, 2023 and the three and six months ended June 30, 2022, the Company generated non-operating income in the form of interest income on investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. In addition, during the three and six months ended June 30, 2023, the Company generated non-operating income in the form of interest income from cash deposited in a demand account held at a U.S. bank. During the three and six months ended June 30, 2022, the Company also generated non-operating income in the form of interest income from direct investments in U.S. government debt securities. During the three and six months ended June 30, 2023 and 2022, the Company recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss).

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

Merger Agreement with XBP Europe, Inc. – On October 9, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among the Company, Sierra Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), BTC International Holdings, Inc., a Delaware corporation (“Parent”), and XBP Europe, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“XBP Europe”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into XBP Europe (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “XBP Europe Business Combination”) whereby the separate existence of Merger Sub will cease and XBP Europe will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company.

The board of directors of the Company has unanimously approved the Merger and the XBP Europe Business Combination. The closing of the XBP Europe Business Combination will require the approval of the stockholders of the Company and is subject to other customary closing conditions, including the receipt of certain regulatory approvals.

Certain existing agreements of the Company, including, but not limited to, the business combination marketing agreement, have been or will be amended or amended and restated in connection with the XBP Europe Business Combination, all as further described in the definitive proxy statement filed by the Company with the SEC on August 4, 2023 (as amended from time to time, the “XBP Europe Proxy Statement”).

For more information related to the XBP Europe Business Combination, reference should be made to the Form 8-K that was filed by the Company with the SEC on October 11, 2022 and the XBP Europe Proxy Statement.

Initial Business Combination – The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination, including the XBP Europe Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Failure to Consummate a Business Combination — The Company has until September 16, 2023 (which was originally March 16, 2022 and has been extended by the Extensions (as defined below)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

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

On September 27, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an additional extension of the expiration of the period in which the Company has to consummate the Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension”). In connection with the Second Extension, on September 30, 2022, the Sponsor loaned the Company an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited into the Trust Account on September 30, 2022.

On March 14, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an additional extension of the expiration of the period in which the Company has to consummate the Business Combination from March 16, 2023 to September 16, 2023 or an earlier date determined by the board of directors of the Company (the “Third Extension”, and together with the First Extension and the Second Extension, the “Extensions”). In connection with the Third Extension, on March 15, 2023, the Sponsor agreed to loan the Company an aggregate amount of up to $344,781 (the “Third Extension Loan”), with (i) $57,464 ($0.04 for each Public Share that was not redeemed in connection with the Third Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the funding of the Third Extension Loan on March 16, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Business Combination. In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

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

The initial stockholders have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s underwriters and independent registered public accounting firm.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, the Company had $25,000 and approximately $41,200, respectively, of cash in its operating account. As of June 30, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $10,667,000 and $9,209,000, respectively. As of June 30, 2023 and December 31, 2022, approximately $350,000 and $276,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the First Working Capital Loan (as defined below), the Second Working Capital Loan (as defined below) and the Third Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

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

On March 15, 2023, the Company entered into the Third Extension Loan with the Sponsor in the amount of up to $344,781. The funding of the initial Monthly Amount was deposited into the Trust Account during March 2023. During both the three and six months ended June 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Business Combination.

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

As of June 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $9,491,000 and $8,200,000, respectively. As of June 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,491,000 and $8,500,000, respectively. See “Related Party Loans” below for additional information.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 29, 2023 and March 15, 2021, respectively and our Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 25, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until September 16, 2023 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock under Section 4501 of the Internal Revenue Code, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise (such as in connection with the Third Extension), may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. Based on the IR Act and the guidance currently available, the Company does not expect the excise tax to apply to redemptions occurring in the same taxable year as the consummation of the XBP Europe Business Combination, because the fair market value of the common stock to be issued in connection with the consummation of the XBP Europe Business Combination is expected to be larger than the aggregate fair market value of the redeemed shares of the Company’s common stock occurring during 2023. However, if the excise tax is due, it would be payable by the Company and not by the redeeming holder. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination, in the Company’s ability to complete the Business Combination, or a reduction in cash available to the Company after consummation of the XBP Europe Business Combination. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision. Management will continue to monitor any updates to the Company’s business along with guidance issued with respect to the IR Act to determine any impact on the Company’s unaudited condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2023 and December 31, 2022, and no cash equivalents in the Trust Account as of June 30, 2023. The Company’s investments held in the Trust Account as of December 31, 2022 were comprised of cash equivalents. Bank overdrafts (if any) are presented as Other current liability in the Company’s unaudited condensed consolidated balance sheets.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. For the three and six months ended June 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed consolidated statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $0 and $248,396 in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 1,436,589 and 2,960,098 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(67,421)	$(259,999)	$(58,664)	$738,688	$18,033	$208,715
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	1,436,589	5,540,000	1,250,000	22,120,073	540,000	6,250,000
Basic and diluted net income (loss) per share of common stock	$(0.05)	$(0.05)	$(0.05)	$0.03	$0.03	$0.03

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(453,439)	$(847,832)	$(678,338)	$3,384,097	$79,032	$914,720
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	2,017,374	3,772,044	3,017,956	23,122,479	540,000	6,250,000
Basic and diluted net income (loss) per share of common stock	$(0.22)	$(0.22)	$(0.22)	$0.15	$0.15	$0.15

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both June 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on cash and investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During each of the three and six months ended June 30, 2023, the Company recognized approximately $26,000 of income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2023 was (7.1)% and (1.3)%, respectively. During each of the three and six months ended June 30, 2022, the Company recognized approximately $40,000 of income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 4.0% and 0.9%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the increase in state tax liability, change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized no compensation expense and approximately $29,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriters not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions. Further, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, the Sponsor agreed to forfeit 733,400 Founder Shares.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized no compensation expense and approximately $20,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended June 30, 2023 and 2022, the Company paid $30,000 for office space and administrative fees. For each of the six months ended June 30, 2023 and 2022, the Company paid $60,000 for office space and administrative fees.

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

On March 15, 2023, the Company entered into the Third Extension Loan with the Sponsor in the amount of up to $344,781. The funding of the initial Monthly Amount was deposited into the Trust Account during March 2023. During both the three and six months ended June 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Business Combination.

As of June 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $9,491,000 and $8,200,000, respectively. As of June 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,941,000 and $8,500,000, respectively.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 —Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,540,000 and 540,000 shares of Class A common stock issued and outstanding, excluding 1,436,589 and 2,960,098 shares (following the redemptions of 2,879,927 shares of Class A common stock in connection with the First Extension, 19,159,975 shares of Class A common stock in connection with the Second Extension and 1,523,509 shares of Class A common stock in connection with the Third Extension) subject to possible redemption, respectively. On March 6, 2023, pursuant to the Conversion, the Company issued 5,000,000 shares of Class A common stock to the Sponsor. As a result, as of June 30, 2023 the outstanding shares of Class A common stock comprised of 5,000,000 Founder Shares and 540,000 Private Placement Shares. As of December 31, 2022, the outstanding shares of Class A common stock comprised of 540,000 Private Placement Shares. The Founder Shares and the Private Placement Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of June 30, 2023 there were 1,250,000 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Prior to the consummation of the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors, and holders of shares of Class A common stock are not entitled to vote on the election of directors during such time. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. On March 11, 2021, the Company effected a 1.1-for-1 stock split. Information contained in the unaudited condensed consolidated financial statements has been retroactively adjusted for this split. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company as of such date.

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$316,696	$—	$316,696
FPS liability	—	—	3,191,371	3,191,371
Total Liabilities	$—	$316,696	$3,191,371	$3,508,067

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$31,445,874	$—	$—	$31,445,874
Liabilities:
Warrant liability	$—	$178,180	$—	$178,780
FPS liability	—	—	2,504,214	2,504,214
Total Liabilities	$—	$178,180	$2,504,214	$2,682,994

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

As of both June 30, 2023 and December 31, 2022, the fair value measurements of the Public Warrants fall within Level 2 fair value measurement inputs due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the fair value of the Private Placement Warrants is classified as Level 2 fair value measurements as of both June 30, 2023 and December 31, 2022. There were no transfers into or out of Level 3 fair value measurements during the three and six months ended June 30, 2023 or 2022.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of warrant liability for the six months ended June 30, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2022	$3,780	$175,000	$178,780
Change in valuation inputs or other assumptions(1)	10,382	480,625	491,007
Fair value as of March 31, 2023	$14,162	$655,625	$669,787
Change in valuation inputs or other assumptions(1)	(7,466)	(345,625)	(353,091)
Fair value as of June 30, 2023	$6,696	$310,000	$316,696

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2021	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(67,513)	(3,125,625)	(3,193,138)
Fair value as of March 31, 2022	$44,550	$2,062,500	$2,107,050
Change in valuation inputs or other assumptions(1)	(9,072)	(420,000)	(429,072)
Fair value as of June 30, 2022	$35,478	$1,642,500	$1,677,978

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of both June 30, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 80%. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the three and six months ended June 30, 2023 and 2022.

FPS Liability
Fair value as of December 31, 2022	$2,504,214
Change in valuation inputs or other assumptions(1)	259,658
Fair value as of March 31, 2023	$2,763,872
Change in valuation inputs or other assumptions(1)	427,499
Fair value as of June 30, 2023	$3,191,371

FPS Liability
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	(47,329)
Fair value as of March 31, 2022	$1,959,196
Change in valuation inputs or other assumptions(1)	(657,626)
Fair value as of June 30, 2022	$1,301,570

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of FPS liability in the unaudited condensed consolidated statements of operations.

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

On July 14, 2023, the Company filed with the SEC Amendment No. 2 to the preliminary proxy statement initially filed by the Company with the SEC on February 13, 2023 in respect of the XBP Europe Business Combination (as amended from time to time, the “Preliminary XBP Europe Proxy Statement”).

On July 28, 2023, the Company filed with the SEC Amendment No. 3 to the Preliminary XBP Europe Proxy Statement.

On August 4, 2023 the Company filed with the SEC the XBP Europe Proxy Statement.

On August 11, 2023, the Company filed with the SEC a preliminary proxy statement with respect to a proposed extension of time to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (assuming exercise of all six one-month extension periods).

On August 14, 2023, the Company filed with the SEC a registration statement on Form S-1 to register for resale certain shares of common stock of the Company currently held by the Sponsor and an independent director of the Company and certain shares to be issued to the Sponsor in the XBP Europe Business Combination.

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

On September 27, 2022, at a special meeting of our stockholders, our stockholders approved an additional extension of our term to complete the Initial Business Combination from September 30, 2022 to March 16, 2023 (the “Second Extension”). In connection with the Second Extension, the Sponsor loaned us an aggregate amount of $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) (the “Second Extension Loan”). The proceeds of the Second Extension Loan were deposited into the Trust Account on September 30, 2022. In connection with the stockholder vote to approve the Second Extension, 19,159,975 Public Shares were redeemed at approximately $10.24 a share, resulting in a reduction of $196,121,351 in the amount held in the Trust Account.

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

On March 14, 2023, at a special meeting of our stockholders, our stockholders approved an additional extension of our term to complete the Initial Business Combination from March 16, 2023 to September 16,2023 (the “Third Extension”). In connection with the Third Extension, the Sponsor loaned us an aggregate amount of up to $344,781 (the “Third Extension Loan”), with (i) $57,464 ($0.04 for each Public Share that was not redeemed in connection with the Third Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Third Extension Loan on March 16, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on April 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by the Company to complete the Initial Business Combination. In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

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

We have until September 16, 2023 or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

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

For more information related to the Merger Agreement and the XBP Europe Business Combination, reference should be made to the Form 8-K that we filed with the SEC on October 11, 2022, our Form 10-K filed with the SEC on March 29, 2023, and our Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 25, 2023, and the definitive proxy statement filed by the Company with the SEC on August 4, 2023 (as amended from time to time, the “XBP Europe Proxy Statement”).

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had $25,000 and approximately $41,200, respectively, of cash in our operating account. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $10,667,000 and $9,209,000, respectively. As of June 30, 2023 and December 31, 2022, approximately $350,000 and $276,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through June 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) the First Working Capital Loan (as defined below), the Second Working Capital Loan (as defined below), and the Third Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

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

On March 15, 2023, we entered into the Third Extension Loan with the Sponsor in the amount of up to $344,781. The funding of the initial Monthly Amount was deposited into the Trust Account during March 2023. During both the three and six months ended June 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by us to complete the Initial Business Combination.

As of June 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by us to the Sponsor were approximately $9,491,000 and $8,200,000, respectively. As of June 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,491,000 and $8,500,000, respectively.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Initial Business Combination or one year from the date of this Report. Over this time period, we will use these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures and structuring, negotiating and consummating the Initial Business Combination, including the XBP Europe Business Combination.

Results of Operations

Our entire activity from inception through June 30, 2023 related to our formation, the Initial Public Offering, and, to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of approximately $386,000 which consisted of approximately $438,000 of general and administrative expenses, approximately $427,000 of loss from the change in fair value of FPS liability, approximately $58,000 of franchise tax expense, $30,000 of administrative expenses paid to the Sponsor, and approximately $26,000 of income tax expense, partially offset by approximately $353,000 of gain from the change in fair value of the warrant liability and approximately $240,000 of interest income from cash held in the Trust Account.

For the six months ended June 30, 2023, we had a net loss of approximately $1,980,000 which consisted of approximately $938,000 of general and administrative expenses, approximately $687,000 of loss from the change in fair value of FPS liability, approximately $578,000 of interest expense on sponsor loans and mandatorily redeemable Class A common stock, approximately $138,000 of loss from the change in fair value of warrant liability, approximately $137,000 of franchise tax expense, $60,000 of administrative expenses paid to the Sponsor, and approximately $26,000 of income tax expense, partially offset by approximately $584,000 of interest income from cash and investments held in the Trust Account.

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

On March 15, 2023, we entered into the Third Extension Loan with the Sponsor in the amount of up to $344,781. The funding of the initial Monthly Amount was deposited into the Trust Account during March 2023. During both the three and six months ended June 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 17, 2023 and ending on the 16th day of each subsequent month through September 16, 2023), or portion thereof, that is needed by us to complete the Initial Business Combination.

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

As of June 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by us to the Sponsor were approximately $9,491,000 and $8,200,000, respectively. As of June 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,491,000 and $8,500,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until September 16, 2023 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 1,436,589 and 2,960,098 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our unaudited condensed consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CF ACQUISITION CORP. VIII

Date: August 14, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)