Form 10-Q
period 2023-09-30
CF Acquisition Corp. VIII
filed 2023-11-13
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 6,246,319 shares of Class A common stock, par value $0.0001 per share, and 1,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VIII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$65,000		$41,154
Prepaid expenses	17,500		210,241
Total Current Assets	82,500		251,395
Cash held in the Trust Account	7,835,221		—
Cash equivalents held in the Trust Account	—		31,445,874
Total Assets	$7,917,721		$31,697,269

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,702,927		$1,189,676
Sponsor loan – promissory notes	9,906,062		8,200,162
Franchise tax payable	40,000		70,065
Total Current Liabilities	11,648,989		9,459,903
Warrant liability	1,596,250		178,780
FPS liability	20,050,252		2,504,214
Total Liabilities	33,295,491		12,142,897

Commitments and Contingencies
Class A common stock subject to possible redemption, 706,319 and 2,960,098 shares issued and outstanding at redemption value of $10.80 and $10.53 per share as of September 30, 2023 and December 31, 2022, respectively	7,628,136		31,169,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 5,540,000 and 540,000 shares issued and outstanding (excluding 706,319 and 2,960,098 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	554	(1)	54
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 1,250,000 and 6,250,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	125	(1)	625
Additional paid-in-capital	328,730		694,592
Accumulated deficit	(33,335,315)		(12,310,731)
Total Stockholders’ Deficit	(33,005,906)		(11,615,460)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$7,917,721		$31,697,269

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative costs	$770,927	$1,108,906	$1,708,519	$1,913,161
Administrative expenses – related party	30,000	30,000	90,000	90,000
Franchise tax expense	22,483	50,000	160,000	112,534
Loss from operations	(823,410)	(1,188,906)	(1,958,519)	(2,115,695)
Interest income on cash and investments held in the Trust Account	168,755	518,498	753,119	956,908
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	(210,484)	(689,606)	(788,591)	(689,606)
Other income	—	—	—	579,294
Changes in fair value of warrant liability	(1,279,554)	1,103,328	(1,417,470)	4,725,538
Changes in fair value of FPS liability	(16,858,881)	(456,349)	(17,546,038)	248,606
Net income (loss) before provision for income taxes	(19,003,574)	(713,035)	(20,957,499)	3,705,045
Provision for income taxes	41,401	98,385	67,085	138,616
Net income (loss)	$(19,044,975)	$(811,420)	$(21,024,584)	$3,566,429

Weighted average number of shares of common stock outstanding:
Class A – Public shares	1,300,165	20,662,249	1,769,140	22,293,390
Class A – Private placement	5,540,000	540,000	4,381,912 (1)	540,000
Class B – Common stock	1,250,000	6,250,000	2,408,088 (1)	6,250,000
Basic and diluted net income (loss) per share:
Class A – Public shares	$(2.35)	$(0.03)	$(2.46)	$0.12
Class A – Private placement	$(2.35)	$(0.03)	$(2.46)	$0.12
Class B – Common stock	$(2.35)	$(0.03)	$(2.46)	$0.12

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	540,000	$54	6,250,000	$625	$694,592	$(12,310,731)	$(11,615,460)
Share conversion(1)	5,000,000	500	(5,000,000)	(500)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(242,210)	—	(242,210)
Net loss	—	—	—	—	—	(1,593,525)	(1,593,525)
Balance – March 31, 2023	5,540,000	$554	1,250,000	$125	$452,382	$(13,904,256)	$(13,451,195)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(154,338)	—	(154,338)
Net loss	—	—	—	—	—	(386,084)	(386,084)
Balance – June 30, 2023	5,540,000	$554	1,250,000	$125	$298,044	$(14,290,340)	$(13,991,617)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	30,686	—	30,686
Net loss	—	—	—	—	—	(19,044,975)	(19,044,975)
Balance – September 30, 2023	5,540,000	$554	1,250,000	$125	$328,730	$(33,335,315)	$(33,005,906)

(1)	On March 6, 2023, the Company issued 5,000,000 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 5,000,000 shares of Class B common stock held by the Sponsor (see Note 6).

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance - December 31, 2021	540,000	$54	6,250,000	$625	$146,555	$(9,499,368)	$—	$(9,352,134)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(195,966)	(4,228,049)	—	(4,424,015)
Stock-based compensation	—	—	—	—	49,411	—	—	49,411
Net income	—	—	—	—	—	3,412,413	—	3,412,413
Balance - March 31, 2022	540,000	$54	6,250,000	$625	$—	$(10,315,004)	$—	$(10,314,325)
Net income	—	—	—	—	—	965,436	—	965,436
Other comprehensive loss	—	—	—	—	—	—	(329,250)	(329,250)
Balance - June 30, 2022	540,000	$54	6,250,000	$625	$—	$(9,349,568)	$(329,250)	$(9,678,139)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(976,833)	—	(976,833)
Net loss	—	—	—	—	—	(811,420)	—	(811,420)
Other comprehensive income	—	—	—	—	—	—	329,250	329,250
Balance – September 30, 2022	540,000	$54	6,250,000	$625	$—	$(11,137,821)	$—	$(11,137,142)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF ACQUISITION CORP. VIII

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(21,024,584)	$3,566,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	—	49,411
General and administrative expenses paid by related party	834,504	1,487,194
Interest income on cash and investments held in the Trust Account	(753,119)	(956,908)
Interest expense on sponsor loans and mandatorily redeemable Class A common stock	788,591	689,606
Changes in fair value of warrant liability	1,417,470	(4,725,538)
Changes in fair value of FPS liability	17,546,038	(248,606)
Changes in operating assets and liabilities:
Prepaid expenses	707,914	810,931
Accrued expenses	513,251	(525,068)
Franchise tax payable	(30,065)	(147,451)
Net cash provided by operating activities	—	—

Cash flows from investing activities
Cash deposited in the Trust Account	(344,781)	(5,400,847)
Proceeds from the Trust Account to pay franchise taxes	230,115	264,301
Proceeds from the Trust Account to pay income taxes	112,000	—
Proceeds from the Trust Account to repay bank overdraft facility	62,406	—
Proceeds from the Trust Account to redeem Public Shares	24,304,031	224,920,621
Sale of cash equivalents held in the Trust Account	—	224,056,750
Purchase of cash equivalents held in the Trust Account	—	(225,000,000)
Purchase of available-for-sale debt securities held in the Trust Account	—	(224,056,750)
Maturity of available-for-sale debt securities held in the Trust Account	—	225,000,000
Net cash provided by investing activities	24,363,771	219,784,075

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,376,189	7,416,422
Redemption payment for Public Shares	(24,366,437)	(224,920,621)
Payment of related party payable	(1,349,677)	(2,039,688)
Utilization of bank overdraft facility	62,406	—
Repayment of bank overdraft facility	(62,406)	—
Net cash used in financing activities	(24,339,925)	(219,543,887)

Net change in cash	23,846	240,188
Cash – beginning of the period	41,154	25,000
Cash – end of the period	$65,000	$265,188

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$515,173	$—
Supplemental disclosure of cash flow information
Cash paid for income taxes	$112,000	$—

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

As of September 30, 2023, the Company had not commenced operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company generated non-operating income in the form of interest income on investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. In addition, during the three and nine months ended September 30, 2023, the Company generated non-operating income in the form of interest income from cash deposited in a demand account held at a U.S. bank. During the three and nine months ended September 30, 2022, the Company also generated non-operating income in the form of interest income from direct investments in U.S. government debt securities. During the three and nine months ended September 30, 2023 and 2022, the Company recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss).

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on March 16, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus be subject to regulation under the Investment Company Act, on March 16, 2023, the 24-month anniversary of the effective date of the registration statement for the Initial Public Offering, the Company instructed Continental, the trustee with respect to the Trust Account,

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or the distribution of the Trust Account. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

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

The board of directors and stockholders of the Company have approved the Merger and the XBP Europe Business Combination. The closing of the XBP Europe Business Combination is subject to customary closing conditions, including the receipt of certain regulatory approvals.

Certain existing agreements of the Company, including, but not limited to, the business combination marketing agreement, have been or will be amended or amended and restated in connection with the XBP Europe Business Combination, all as further described in the definitive proxy statement filed by the Company with the SEC on August 4, 2023 (the “XBP Europe Proxy Statement”).

For more information related to the XBP Europe Business Combination, reference should be made to the Form 8-K that was filed by the Company with the SEC on October 11, 2022, the XBP Europe Proxy Statement and the other filings that the Company has made with the SEC.

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

On August 24, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) in connection with the XBP Europe Business Combination, at which the stockholders approved the XBP Europe Business Combination. The closing of the XBP Europe Business Combination is subject to customary closing conditions, including the receipt of certain regulatory approvals.

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

Failure to Consummate a Business Combination — The Company has until March 16, 2024 (which was originally March 16, 2022 and has been extended by the Extensions (as defined below)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

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

On March 14, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an additional extension of the expiration of the period in which the Company has to consummate the Business Combination from March 16, 2023 to September 16, 2023 or an earlier date determined by the board of directors of the Company (the “Third Extension”). In connection with the Third Extension, the Sponsor loaned the Company an aggregate amount of $344,781 (the “Third Extension Loan”). In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

On September 14, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an additional extension of the expiration of the period in which the Company has to consummate the Business Combination from September 16, 2023 to March 16, 2024 or an earlier date determined by the board of directors of the Company (the “Fourth Extension,” and together with the First Extension, the Second Extension and the Third Extension, the “Extensions”). In connection with the stockholder vote to approve the Fourth Extension, 730,270 Public Shares were redeemed at approximately $11.06 a share, resulting in a reduction of $8,075,492 in the amount held in the Trust Account.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company had $65,000 and approximately $41,200, respectively, of cash in its operating account. As of September 30, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $11,566,000 and $9,209,000, respectively. As of September 30, 2023 and December 31, 2022, approximately $228,000 and $276,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the First Working Capital Loan (as defined below), the Second Working Capital Loan (as defined below), the Third Working Capital Loan (as defined below) and the Fourth Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On March 9, 2022, the Company borrowed $4,424,015 ($0.20 for each Public Share that was not redeemed in connection with the First Extension) from the Sponsor pursuant to the First Extension Loan, which was deposited into the Trust Account.

On June 30, 2022, the Company entered into a Working Capital Loan (the “First Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor has made to the Company for working capital expenses, which First Working Capital Loan has been fully drawn by the Company.

On September 30, 2022, the Company borrowed $976,832 ($0.33 for each Public Share that was not redeemed in connection with the Second Extension) from the Sponsor pursuant to the Second Extension Loan, which was deposited into the Trust Account.

On October 14, 2022, the Company entered into a second Working Capital Loan with the Sponsor in the amount of up to $750,000 (the “Second Working Capital Loan”) in connection with advances the Sponsor has made to the Company for working capital expenses, which Second Working Capital Loan has been fully drawn by the Company.

On March 15, 2023, the Company entered into the Third Extension Loan with the Sponsor, pursuant to which the Sponsor loaned the Company $344,781 in the aggregate.

On March 31, 2023, the Company entered into a third Working Capital Loan with the Sponsor in the amount of up to $500,000 (the “Third Working Capital Loan”) in connection with advances the Sponsor has made to the Company for working capital expenses, which Third Working Capital Loan has been fully drawn by the Company.

On August 31, 2023, the Company entered into a fourth Working Capital Loan with the Sponsor in the amount of up to $300,000 (the “Fourth Working Capital Loan”) in connection with advances the Sponsor has made and will make to the Company for working capital expenses.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan, the Second Working Capital Loan, the Third Extension Loan, the Third Working Capital Loan and the Fourth Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the Sponsor Loan, the First Working Capital Loan, the Second Working Capital Loan, the Third Working Capital Loan, the Fourth Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

As of September 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $9,906,000 and $8,200,000, respectively. As of September 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,906,000 and $8,500,000, respectively. See “Related Party Loans” below for additional information.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 29, 2023 and March 15, 2021, respectively and our Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 25, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until March 16, 2024 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability, FPS liability and sponsor loans liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both September 30, 2023 and December 31, 2022, and no cash equivalents in the Trust Account as of September 30, 2023. The Company’s investments held in the Trust Account as of December 31, 2022 were comprised of cash equivalents. Bank overdrafts (if any) are presented as Other current liability in the Company’s unaudited condensed consolidated balance sheets.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. For the three and nine months ended September 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed consolidated statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of approximately $210,000 and $459,000 in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 706,319 and 2,960,098 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

In connection with stockholder approval of the XBP Europe Business Combination, holders of 669,661 Public Shares have validly tendered their shares for redemption upon consummation of the XBP Europe Business Combination for a pro rata portion of the funds in the Trust Account (excluding Public Shares validly tendered for redemption in connection with the XBP Europe Business Combination but which were redeemed prior to the consummation of the XBP Europe Business Combination in connection with the Fourth Extension).

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

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(3,060,705)	$(13,041,658)	$(2,942,612)	$(610,725)	$(15,961)	$(184,734)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	1,300,165	5,540,000	1,250,000	20,662,249	540,000	6,250,000
Basic and diluted net loss per share of common stock	$(2.35)	$(2.35)	$(2.35)	$(0.03)	$(0.03)	$(0.03)

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(4,345,697)	$(10,763,684)	$(5,915,203)	$2,733,787	$66,219	$766,423
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	1,769,140	4,381,912	2,408,088	22,293,390	540,000	6,250,000
Basic and diluted net income (loss) per share of common stock	$(2.46)	$(2.46)	$(2.46)	$0.12	$0.12	$0.12

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on cash and investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2023, the Company recognized approximately $41,000 and approximately $67,000 of income tax expense, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was (0.2)% and (0.3)%, respectively. During the three and nine months ended September 30, 2022, the Company recognized approximately $98,000 and approximately $139,000 of income tax expense, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (13.8)% and 3.7%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the increase in state tax liability, change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

Note 4—Related Party Transactions

Founder Shares

On July 8, 2020, the Sponsor purchased 5,750,000 shares (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On March 8, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized no compensation expense and approximately $29,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. On March 11, 2021, the Company effected a 1.1-for-1 stock split. All share and per share amounts have been retroactively adjusted. On March 16, 2021, the Sponsor forfeited 75,000 shares of Class B common stock, due to the underwriters not exercising the over-allotment option in full, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 6,250,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions. Further, in connection with the XBP Europe Business Combination, subject to and conditioned upon its closing, the Sponsor agreed to forfeit 733,400 Founder Shares.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 540,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,400,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-fourth of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On March 25, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized no compensation expense and approximately $20,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units (including the component securities thereof) until 30 days after the completion of the initial Business Combination; provided that, subject to, and conditioned on the consummation of the XBP Europe Business Combination, this lock-up has been waived with respect to the Private Placement Shares.

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended September 30, 2023 and 2022, the Company paid $30,000 for office space and administrative fees. For each of the nine months ended September 30, 2023 and 2022, the Company paid $90,000 for office space and administrative fees.

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

On October 14, 2022, the Company entered into the Second Working Capital Loan with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor has made to the Company for working capital expenses, which Second Working Capital Loan has been fully drawn by the Company.

On March 31, 2023, the Company entered into a Third Working Capital Loan with the Sponsor in the amount of up to $500,000 in connection with advances the Sponsor has made to the Company for working capital expenses, which Third Working Capital Loan has been fully drawn by the Company.

On August 31, 2023, the Company entered into a Fourth Working Capital Loan with the Sponsor in the amount of up to $300,000 in connection with advances the Sponsor has made and will make to the Company for working capital expenses.

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

On March 15, 2023, the Company entered into the Third Extension Loan with the Sponsor pursuant to which the Sponsor loaned the Company $344,781 in the aggregate.

As of September 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by the Company to the Sponsor were approximately $9,906,000 and $8,200,000, respectively. As of September 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,906,000 and $8,500,000, respectively.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan, the Second Working Capital Loan, the Third Extension Loan, Third Working Capital Loan and the Fourth Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the Sponsor Loan, the First Working Capital Loan, the Second Working Capital Loan, the Third Working Capital Loan, the Fourth Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock at $10.00 per share in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

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

On August 14, 2023, the Company filed with the SEC a registration statement on Form S-1, as amended on September 29, 2023 and October 10, 2023, to register for resale certain of these shares of common stock of the Company currently held by the Sponsor and an independent director of the Company and certain shares to be issued to the Sponsor in the XBP Europe Business Combination.

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

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,540,000 and 540,000 shares of Class A common stock issued and outstanding, excluding 706,319 and 2,960,098 shares (following the redemptions of 2,879,927 shares of Class A common stock in connection with the First Extension, 19,159,975 shares of Class A common stock in connection with the Second Extension, 1,523,509 shares of Class A common stock in connection with the Third Extension and 730,270 shares of Class A common stock in connection with the Fourth Extension) subject to possible redemption, respectively. On March 6, 2023, pursuant to the Conversion, the Company issued 5,000,000 shares of Class A common stock to the Sponsor. As a result, as of September 30, 2023 the outstanding shares of Class A common stock comprised of 5,000,000 Founder Shares and 540,000 Private Placement Shares. As of December 31, 2022, the outstanding shares of Class A common stock comprised of 540,000 Private Placement Shares. The Founder Shares and the Private Placement Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of September 30, 2023 there were 1,250,000 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 75,000 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$1,596,250	$—	$1,596,250
FPS liability	—	—	20,050,252	20,050,252
Total Liabilities	$—	$1,596,250	$20,050,252	$21,646,502

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$31,445,874	$—	$—	$31,445,874
Liabilities:
Warrant liability	$—	$178,180	$—	$178,780
FPS liability	—	—	2,504,214	2,504,214
Total Liabilities	$—	$178,180	$2,504,214	$2,682,994

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

As of both September 30, 2023 and December 31, 2022, the fair value measurements of the Public Warrants fall within Level 2 fair value measurement inputs due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the fair value of the Private Placement Warrants is classified as Level 2 fair value measurements as of both September 30, 2023 and December 31, 2022. There were no transfers into or out of Level 3 fair value measurements during the three and nine months ended September 30, 2023 or 2022.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of warrant liability for the nine months ended September 30, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2022	$3,780	$175,000	$178,780
Change in valuation inputs or other assumptions(1)	10,382	480,625	491,007
Fair value as of March 31, 2023	$14,162	$655,625	$669,787
Change in valuation inputs or other assumptions(1)	(7,466)	(345,625)	(353,091)
Fair value as of June 30, 2023	$6,696	$310,000	$316,696
Change in valuation inputs or other assumptions(1)	27,054	1,252,500	1,279,554
Fair value as of September 30, 2023	$33,750	$1,562,500	$1,596,250

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2021	$112,063	$5,188,125	$5,300,188
Change in valuation inputs or other assumptions(1)	(67,513)	(3,125,625)	(3,193,138)
Fair value as of March 31, 2022	$44,550	$2,062,500	$2,107,050
Change in valuation inputs or other assumptions(1)	(9,072)	(420,000)	(429,072)
Fair value as of June 30, 2022	$35,478	$1,642,500	$1,677,978
Change in valuation inputs or other assumptions(1)	(23,328)	(1,080,000)	(1,103,328)
Fair value as of September 30, 2022	$12,150	$562,500	$574,650

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of September 30, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 100% and 80%, respectively. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

CF ACQUISITION CORP. VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the three and nine months ended September 30, 2023 and 2022.

FPS Liability
Fair value as of December 31, 2022	$2,504,214
Change in valuation inputs or other assumptions(1)	259,658
Fair value as of March 31, 2023	$2,763,872
Change in valuation inputs or other assumptions(1)	427,499
Fair value as of June 30, 2023	$3,191,371
Change in valuation inputs or other assumptions(1)	16,858,881
Fair value as of September 30, 2023	$20,050,252

FPS Liability
Fair value as of December 31, 2021	$2,006,525
Change in valuation inputs or other assumptions(1)	(47,329)
Fair value as of March 31, 2022	$1,959,196
Change in valuation inputs or other assumptions(1)	(657,626)
Fair value as of June 30, 2022	$1,301,570
Change in valuation inputs or other assumptions(1)	456,349
Fair value as of September 30, 2022	$1,757,919

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of FPS liability in the unaudited condensed consolidated statements of operations.

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

On October 10, 2023, the Company filed with the SEC an amendment to the registration statement on Form S-1/A to register for resale certain shares of common stock of the Company currently held by the Sponsor and an independent director of the Company and certain shares to be issued to the Sponsor in the XBP Europe Business Combination.

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

On March 14, 2023, at a special meeting of our stockholders, our stockholders approved an additional extension of our term to complete the Initial Business Combination from March 16, 2023 to September 16,2023 (the “Third Extension”). In connection with the Third Extension, the Sponsor loaned us an aggregate amount of $344,781 (the “Third Extension Loan”). In connection with the stockholder vote to approve the Third Extension, 1,523,509 Public Shares were redeemed at approximately $10.69 a share, resulting in a reduction of $16,290,945 in the amount held in the Trust Account.

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

On September 14, 2023, at a special meeting of our stockholders, our stockholders approved an additional extension of the expiration of the period in which we have to consummate the Initial Business Combination from September 16, 2023 to March 16, 2024 or an earlier date determined by our board of directors (the “Fourth Extension”). In connection with the stockholder vote to approve the Fourth Extension, 730,270 Public Shares were redeemed at approximately $11.06 a share, resulting in a reduction of $8,075,492 in the amount held in the Trust Account.

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

We have until March 16, 2024 or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

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

On August 24, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) in connection with the XBP Europe Business Combination, at which the stockholders approved the XBP Europe Business Combination. The closing of the XBP Europe Business Combination is subject to customary closing conditions, including the receipt of certain regulatory approvals. In connection with stockholder approval of the XBP Europe Business Combination, holders of 669,661 Public Shares have validly tendered their shares for redemption upon consummation of the XBP Europe Business Combination for a pro rata portion of the funds in the Trust Account (excluding Public Shares validly tendered for redemption in connection with the XBP Europe Business Combination but which were redeemed prior to the consummation of the XBP Europe Business Combination in connection with the Fourth Extension).

For more information related to the Merger Agreement and the XBP Europe Business Combination, reference should be made to the Form 8-K that we filed with the SEC on October 11, 2022, our Form 10-K filed with the SEC on March 29, 2023, and our Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 25, 2023, and the definitive proxy statement filed by the Company with the SEC on August 4, 2023 (the “XBP Europe Proxy Statement”).

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had $65,000 and approximately $41,200, respectively, of cash in our operating account. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $11,566,000 and $9,209,000, respectively. As of September 30, 2023 and December 31, 2022, approximately $228,000 and $276,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through September 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $79,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) the First Working Capital Loan (as defined below), the Second Working Capital Loan (as defined below), the Third Working Capital Loan (as defined below) and the Fourth Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On June 30, 2022, we entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000 (the “First Working Capital Loan”) in connection with advances the Sponsor has made to us for working capital expenses, which First Working Capital Loan has been fully drawn by us.

On October 14, 2022, we entered into a second Working Capital Loan with the Sponsor in the amount of up to $750,000 (the “Second Working Capital Loan”) in connection with advances the Sponsor has made to us for working capital expenses, which Second Working Capital Loan has been fully drawn by us.

On March 31, 2023, we entered into a third Working Capital Loan with the Sponsor in the amount of up to $500,000 (the “Third Working Capital Loan”) in connection with advances the Sponsor has made to us for working capital expenses, which Third Working Capital Loan has been fully drawn by us.

On August 31, 2023, we entered into a fourth Working Capital Loan with the Sponsor in the amount of up to $300,000 (the “Fourth Working Capital Loan”) in connection with advances the Sponsor has made and will make to us for working capital expenses.

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

On March 15, 2023, we entered into the Third Extension Loan with the Sponsor, pursuant to which the Sponsor loaned us $344,781 in the aggregate.

As of September 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by us to the Sponsor were approximately $9,906,000 and $8,200,000, respectively. As of September 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,906,000 and $8,500,000, respectively.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Initial Business Combination or one year from the date of this Report.

Results of Operations

Our entire activity from inception through September 30, 2023 related to our formation, the Initial Public Offering, and, to our efforts towards locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of approximately $19,045,000 which consisted of approximately $16,859,000 of loss from the change in fair value of FPS liability, approximately $1,280,000 of loss from the change in fair value of the warrant liability, approximately $772,000 of general and administrative expenses, approximately $210,000 of interest expense on mandatorily redeemable Class A common stock, approximately $41,000 of income tax expense, $30,000 of administrative expenses paid to the Sponsor, and approximately $22,000 of franchise tax expense, partially offset by approximately $169,000 of interest income from cash held in the Trust Account.

For the nine months ended September 30, 2023, we had a net loss of approximately $21,025,000 which consisted of approximately $17,546,000 of loss from the change in fair value of FPS liability, approximately $1,709,000 of general and administrative expenses, approximately $1,417,000 of loss from the change in fair value of warrant liability, approximately $789,000 of interest expense on sponsor loans and mandatorily redeemable Class A common stock, approximately $160,000 of franchise tax expense, $90,000 of administrative expenses paid to the Sponsor, and approximately $67,000 of income tax expense, partially offset by approximately $753,000 of interest income from cash and investments held in the Trust Account.

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

On March 15, 2023, we entered into the Third Extension Loan with the Sponsor, pursuant to which the Sponsor loaned us $344,781 in the aggregate.

On March 31, 2023, we entered into the Third Working Capital Loan, which has been fully drawn by us.

On August 31, 2023, we entered into the Fourth Working Capital Loan.

Each of the First Extension Loan, the First Working Capital Loan, the Second Extension Loan, the Second Working Capital Loan, the Third Extension Loan, the Third Working Capital Loan and the Fourth Working Capital Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Pursuant to the terms and conditions of the XBP Europe Business Combination, in connection with the consummation of the XBP Europe Business Combination, all amounts outstanding under each of the Sponsor Loan, the First Working Capital Loan, the Second Working Capital Loan, the Third Working Capital Loan, the Fourth Working Capital Loan, the First Extension Loan, the Second Extension Loan and the Third Extension Loan will be converted into shares of Class A common stock in accordance with, and subject to the exceptions set forth in, the Merger Agreement.

As of September 30, 2023 and December 31, 2022, the carrying amounts of the loans payable by us to the Sponsor were approximately $9,906,000 and $8,200,000, respectively. As of September 30, 2023 and December 31, 2022, the face amounts of these loans were approximately $9,906,000 and $8,500,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until March 16, 2024 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 706,319 and 2,960,098 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our unaudited condensed consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

In connection with stockholders approval of the XBP Europe Business Combinations, holders of 669,661 Public Shares exercised their right to have such shares redeemed upon consummation of the XBP Europe Business Combination for a pro rata portion of the funds in the Trust Account (excluding Public Shares validly tendered for redemption in connection with the XBP Europe Business Combination but which were redeemed prior to the consummation of the XBP Europe Business Combination in connection with the Fourth Extension).

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities - Not Applicable.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

On September 14, 2023, at a special meeting of our stockholders, our stockholders approved the Fourth Extension. In connection with the stockholder vote to approve the Fourth Extension, 730,270 Public Shares were redeemed at approximately $11.06 per share, resulting in a reduction of approximately $8.08 million in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	730,270	$11.06	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Promissory Note of the Company issued in favor of the Sponsor, dated August 31, 2023 (incorporated by reference to Exhibit 10.22 to the Form S-1/A filed by the Company with the SEC on October 10, 2023).

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VIII

Date: November 13, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)