Form 10-K
period 2023-12-31
XBP Europe Holdings, Inc.
filed 2024-04-01
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40206

XBP Europe Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2002883
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 East Grauwyler Road Irving, Texas	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.0001 per share	XBP	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	XBPEW	The Nasdaq Capital Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the Registrant’s voting and non-voting shares of common stock held by non-affiliates of the Registrant was approximately $15,472,064, computed by reference to the price at which such common stock was last sold as of June 30, 2023, (based on a closing price of $10.77).

As of March 28, 2024, the Registrant had 30,166,102 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from portions of the registrant’s definitive proxy statement that will be filed for the 2024 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K (“Annual Report”) are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, strategy, plans, intentions, or expectations or anticipated future results and other statements that are not historical facts. These statements are based on the current beliefs and assumptions of our management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding our business that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our clients; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; the implementation and effects of our restructuring plan; and other factors discussed in this report under the headings “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

The forward-looking statements made by us in this report speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report, except as otherwise required by law. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views based upon information available to us as of the date of this report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Except where the context otherwise requires or where otherwise indicated, the terms “Company”, “we”, “us”, “our”, “the company,” and “our business” in this Annual Report on Form 10-K refer to XBP Europe Inc. and its subsidiaries before the Business Combination, and to XBP Europe Holdings, Inc. and its consolidated subsidiaries following consummation of the Business Combination.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

• The Company’s ability to achieve continued and sustained profitability is uncertain.

• The Company may need to raise debt or equity financing, which it may be unable to do on favorable terms or at all.

• The Company relies on ETI, which is a highly leveraged public company that faces substantial doubt about its ability to continue as a going concern.

• If the Company is unable to maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results in a timely manner or there may be misstatements in its financial statements (which may include material misstatements).

• If ETI no longer continues to control the Company in the future, the Company’s strategy or business may be adversely impacted.

• Historical or new adverse issues, such as litigation and missed projections, associated with the Company, ETI or its management may adversely impact the Company’s reputation, business and financial position and share price.

• Certain of the Company’s contracts are subject to rights of termination, audit and/or investigation, which, if exercised, could negatively impact the Company’s reputation and reduce the Company’s ability to compete for new contracts and have an adverse effect on its business, results of operation and financial condition.

• The Company may not be able to offset increased costs with increased fees under its contracts.

• The Company’s business process automation solutions often require long selling cycles and long implementation periods that may result in significant upfront expenses that may not be recovered.

• The Company faces significant competition, including from clients who may elect to perform their business processes in-house or invest in their own technologies in-house.

• The Company’s industry is characterized by rapid technological change and the Company may be unable to compete successfully within the industry and address such changes.

• The Company’s business could be materially and adversely affected if its intellectual property or the intellectual property ETI or its subsidiaries provided under the License Agreement is not protected or is found to infringe on the intellectual property of others.

• The Company’s revenues are highly dependent on the banking and finance industries, and any decrease in demand for business process solutions in these industries could reduce its revenues.

• The Company will not achieve revenue and profit objectives if it fails to accurately and effectively bid on (and win or renew) contracts awarded through competitive bidding processes, or, if bids are won and a contract is awarded to the Company, revenue and profit objectives may not be achieved due to a number of factors outside its control.

• The Company’s profitability is dependent upon its ability to obtain adequate pricing for its services and to improve its cost structure.

• Fluctuations in the costs of labor, paper, ink, energy, by-products and other materials and resources may adversely impact the results of the Company’s operations.

• The Company relies, in some cases, on third-party hardware, software and services, which could cause errors or failures of the Company’s services and adversely affect the Company’s business and reputation.

• The Company is subject to regular client and third-party security reviews and failure to pass these may have an adverse impact on the Company’s operations.

• Currency fluctuations among local currencies of any locations where the Company operates could have a material adverse effect on the Company’s results of operations.

• The Company’s results of operations could be adversely affected by economic and political conditions.

• If the Company is unable to attract, train and retain skilled professionals, or its labor expenses increase or otherwise comprise a larger percentage of its revenue, its business and results of operations may be materially adversely affected.

• Any failure or perceived failure to comply with laws and/or regulations, which may change from time to time, in one or more of the jurisdictions in which it operates, could subject the Company to legal actions and materially adversely affect its results of operations and financial condition.

• The invasion of Ukraine by Russia, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United Kingdom, the European Union, and others, has caused, and may continue to cause, significant economic and social disruption.

• COVID-19 caused a global health crisis that caused significant economic and social disruption, and a similar public health event could impact the Company’s business adversely.

• Changes in laws or regulations, or a failure to comply with any laws and regulations, in the various jurisdictions in which Company operates may adversely affect the Company’s business, investments and results of operations and Company may incur additional expenses in order to comply with the laws of those jurisdictions.

• Cybersecurity issues, vulnerabilities, and criminal activity resulting in a data or security breach could result in risks to the Company’s systems, networks, products, solutions and services.

• The Company has a limited public float, which adversely affects trading volume and liquidity, and may adversely affect the price of the Common Stock and access to additional capital.

• The Company does not expect to declare any dividends in the foreseeable future.

• The Company is a controlled company, and thus eligible for exemptions from certain corporate governance rules of Nasdaq. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

• So long as ETI controls the Company, other holders of the Company’s Common Stock will have limited ability to influence matters requiring stockholder approval, and ETI’s interests may conflict with (or may be adverse to) the interests of the other holders of Common Stock.

• The Company will incur significant increased expenses and administrative burdens as a result of being a public company.

• The Company may not be able to comply with the continued listing standards of Nasdaq.

DEFINED TERMS

Following is a glossary of other abbreviations and acronyms that are found in this Annual Report:

“BPA” means business process automation.

“BPO” means business process outsourcing.

“BTC International” means BTC International Holdings, Inc., a Delaware corporation.

“Business Combination” means the Merger and the transactions contemplated by the Merger Agreement, collectively.

“Bylaws” means the bylaws of the Company.

“Cantor” means CFAC Holdings VIII, LLC.

“CF VIII” means CF Acquisition Corp. VIII, a Delaware corporation.

“CF VIII Class A Common Stock” means Class A common stock of CF VIII, par value $0.0001 per share, prior to the Business Combination.

“Charter” means the amended and restated certificate of incorporation of the Company.

“Closing” means the closing of the Business Combination.

“Closing Date” means November 29, 2023.

“Common Stock” means common stock, par value $0.0001 per share, of the Company.

“Company” means XBP Europe Holdings, Inc., a Delaware corporation f/k/a CF Acquisition Corp. VIII.

“DGCL” means the Delaware General Corporation Law.

“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

“EMEA Companies” means XBP Europe, Inc. and its subsidiaries.

“ERP” means enterprise resource planning system.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“ETI” means Exela Technologies, Inc., a Delaware corporation.

“Existing Holders” means the holders of CF VIII Class A Common Stock who were party to the Registration Rights Agreement dated March 11, 2021 between CF VIII and such holders.

“GAAP” means generally accepted accounting principles in the United States.

“Holder” or “Holders” means the Existing Holders and the New Holders and any person or entity who becomes a party to the Registration Rights Agreement.

“Indebtedness” means with respect to any Person, without duplication, any obligations, contingent or otherwise, in respect of (i) the principal of and premium (if any) in respect of all indebtedness for borrowed money, including accrued interest and any per diem interest accruals, (ii) the principal and interest components of capitalized lease obligations under GAAP, (iii) amounts drawn (including any accrued and unpaid interest) on letters of credit, bank guarantees, bankers’ acceptances and other similar instruments (solely to the extent such amounts have actually been drawn), (iv) the principal of and premium (if any) in respect of obligations evidenced by bonds, debentures, notes and similar instruments, (v) the termination value of interest rate protection agreements and currency obligation swaps, hedges or similar arrangements (without duplication of other indebtedness supported or guaranteed thereby), (vi) the principal component of all obligations to pay the deferred and unpaid purchase price of property and equipment which have been delivered, including “earn outs” and “seller notes” other than accounts payable arising in the ordinary course and (vii) breakage costs, prepayment or early termination premiums, penalties, or other fees or expenses payable as a result of the consummation of the Transactions in respect of any of the items in the foregoing clauses (i) through (vi), and

(viii) all Indebtedness of another Person referred to in clauses (i) through (vii) above guaranteed directly or indirectly, jointly or severally.

“IPO” means CF VIII’s initial public offering of CF VIII Units, which was consummated on March 11, 2021.

“JOBS Act” means the Jumpstart our Business Startups Act.

“License Agreement” means the Intercompany Confidentiality and Intellectual Property License Agreement entered into between XBP Europe, Inc. and certain affiliates of the Ultimate Parent entered into concurrently with the execution of the Merger Agreement.

“Lock-Up Agreement” means the Lock-Up Agreement entered into on October 9, 2022, by and between XBP Europe, Inc., BTC International and CF VIII.

“Merger” means the merger of Merger Sub with and into XBP Europe, Inc.

“Merger Agreement” means the Agreement and Plan of Merger, dated as of October 9, 2022, by and among CF VIII, Merger Sub, BTC International and XBP Europe, Inc. (as the terms and conditions therein may be amended, modified or waived from time to time).

“Merger Sub” means Sierra Merger Sub Inc.

“Nasdaq Listing Rule” means the Nasdaq Stock Market Listing Rule 5635.

“New Holders” means the parties listed under the New Holders on the signature page to the Registration Rights Agreement.

“Person” means any individual, firm, corporation, partnership, limited liability company, incorporated or unincorporated association, trust, estate, joint venture, joint stock company, Governmental Authority or instrumentality or other entity of any kind.

“Placement Units” means the 540,000 CF VIII Units initially issued to Cantor in the Private Placement.

“Placement Warrants” means the 135,000 Warrants underlying the Placement Units.

“Private Placement” means the private placement that closed concurrently with the closing of the IPO, on March 11, 2021, pursuant to which CF VIII issued and sold to Cantor 540,000 Placement Units, at a purchase price of $10.00 per Placement Unit, generating gross proceeds of $5.4 million.

“Private Warrants” means the Private Placement Warrants and the Forward Purchase Warrants.

“Public Warrants” means the CF VIII Warrants sold as part of the CF VIII Units in the IPO, which are currently exercisable at a price of $11.50 per share and were assumed by us in connection with the Business Combination.

“Registration Rights Agreement” means the Amended and Restated Registration Rights Agreement entered into by and among the Company, Cantor, the independent directors of CF VIII, and BTC International upon the Closing.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Services Agreement” means the Services Agreement entered into upon the Closing between XBP Europe, Inc. and Exela BPA.

“Tax Sharing Agreement” means the Tax Sharing Agreement entered into upon the Closing between ETI, XBP Europe, Inc. and the Company.

“Ultimate Parent” means ETI-XCV Holdings, LLC, an indirect parent of BTC International and wholly owned subsidiary of ETI.

“Ultimate Parent Support Agreement” means the Ultimate Parent Support Agreement entered into on October 9, 2022, by and between CF VIII and Ultimate Parent.

“Warrants” means warrants to purchase shares of Common Stock.

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “XBP Europe, “the Company” and similar terms are to XBP Europe Inc. and its subsidiaries before the Business Combination, and to XBP Europe Holdings, Inc. following consummation of the Business Combination, except where the context requires otherwise.

Overview

We are a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of our clients. We believe our business ultimately advances digital transformation, improves market-wide liquidity by expediting payments, and encourages sustainable business practices.

Our solutions and services serve clients of varying sizes in multiple industries, and across public and private sectors. Our larger reporting segment is the Bills & Payments segment where revenue stems from transactions processed by our products and services, including bill and payments processing, from our locations or from client locations. In 2023, this revenue stream generated approximately $122 million (approximately 73% of total revenues). Our other reporting segment is the Technology segment where revenue stems from the sale of recurring and perpetual software licenses and related maintenance, professional services, and sale of hardware solutions and related maintenance, which represented the remainder of our revenue or $45 million (27% of total revenues) in 2023.

In total, we serve over 2,000 clients across Europe (including a smaller number in the Middle East and Africa). Our client concentration is relatively low, with the top 10 clients accounting for 26% of our revenue in each of 2023 and 2022, and the top 100 clients accounting for 76.3% and 73.8% of revenue in 2023 and 2022, respectively. For the fiscal year ended December 31, 2023, we generated $167 million of revenue.

We process several hundred million payment transactions annually. This volume is achieved using a hybrid of our cloud-based infrastructure and platforms, which enables us to deploy our business solutions to clients across the European market, and also to the Middle East and Africa (together with Europe, “EMEA”), where we have a smaller number of clients. Our physical footprint spans 15 countries and 32 locations. We host our products both on our own and our client premises and as a SaaS offering in the cloud. These offerings, along with several hybrid solutions are available to clients based on their needs and preferences. We offer a flexible model when it comes to our licenses, whereby clients can choose among licenses covering a maximum number of transactions, multi-year term licenses with renewal options, perpetual licenses or per user subscriptions. Our flexible deployment model has attracted many leading banking and financial institutions, including some of the largest in Europe. Among these institutions is Finanz Informatik (“FI”), the

IT service provider of the Savings Banks Finance Group, a German financial institution with approximately $3.0 trillion in business volume and more than 50 million end-customers.

We intend to enhance and expand our product and service offerings by adding emerging standards to our bills and payments solutions, such as our Request to Pay and Confirmation of Payee offerings, which should position us as one of the few companies within the broader open banking initiative that can offer solutions across industries. Since the Closing, we have expanded our offering to include XBP Omnidirect, a cloud-based communication management platform, and Reaktr.ai, our cyber-security, data modernization and cloud management business unit which is powered by AI, both of which are covered in more detail below, and which aim to expand our solution stack among the existing and new client base, thereby resulting in higher value client relationships.

We offer an industry-agnostic and cross-departmental suite of products, which centers around finance and accounting (“F&A”) solutions and services and is comprised of the XBP Platform, Request to Pay, enterprise information management, robotic process automation, Digital Mailroom, business process management and workflow automation, and integrated communication services. We also offer industry specific solutions for banking and financial services. Since the COVID-19 pandemic has changed the way people and businesses operate, we have rolled out a suite of Work From Anywhere (“WFA”) applications with enterprise software for connectivity and productivity to better enable remote work.

Industry-agnostic and Cross-departmental Solutions

XBP Platform — exchange for bills and payments

The XBP platform provides a secured network, allowing billers, consumers and businesses to communicate and transact utilizing a modern technology stack that can connect to any client system without significant capital investments by new clients. Business-to-business (“B2B”) billers are able to communicate with payers electronically, offering transparency and simplified reconciliations. By structuring and linking data across disparate client systems, our XBP platform can be rapidly implemented using each client’s existing infrastructure and in-country settlement processes. This product allows payers to receive their bills in a single place, with analytics, alerts and several payment options. Downstream processes can be integrated with actionable data that is offered as a value-added service.

The XBP platform payment solutions enable consolidation of inbound payment channels and data continuity to enhance treasury management. Among other things, the product offers integrated receivables dashboards, multi-channel bill presentment and payment, reconciliation, exception and dispute management, ageing analytics, collections management, and targeted engagements.

Through the introduction of the XBP platform for small and medium sized businesses (“SMB”), clients are able to access our XBP web portal and leverage rich features to organize their bills, initiate communication and manage account receivables (“AR”) effectively, all designed to improve liquidity by expediting payments. We also use the XBP platform as the tool to support our ERP data consolidation offering, for which we see a market demand and which we will be offering our clients beginning in 2024. Any enterprise which has more than one ERP system likely faces challenges in consolidating the data from multiple ERPs, which is time consuming, prone to errors, and delays reporting and decision-making. We use our robotic process automation (“RPA”) suite, along with off the shelf ERP connectors to extract data from multiple ERPs, and feed it into XBP for clients to have one consolidated view without data being compromised or delayed due to manual handling.

Our accounts payable (“AP”) solution enables clients to simplify the complexities of supplier onboarding and management through a user-friendly user-interface (“UI”). Our AP solution can be integrated with our Digital Mailroom technology, which is able to process both digital and non-digital (e.g., paper) data. The AP solution process begins by initiating a requisition. Once approved, the requisition moves to procurement, where bids are solicited from an approved supplier network. We believe that supporting our clients by making our supplier network available may be a key differentiator in enabling a complete AP solution. Our AP solution also records receipt of goods and invoices and performs three-way matching digitally. Exceptions are processed and once approved in accordance with the client’s processes, the purchase is recorded in the client’s ERP system, so that it can be paid. We then use our system to generate and deliver a payment file in the format the bank needs so that a payment can be processed. Some of our clients also authorize us to process the payment on their behalf. Additionally, we deploy advanced AI-enabled solutions to decipher complex invoices and provide forecasts and insights into legacy accounting platforms.

Plug and play solutions across the Procure-to-Pay (P2P) and Order-to-Cash (O2C) cycle to simplify and personalize user experience, optimize treasury management, and facilitate compliance while reducing administrative cost.

Request To Pay (RTP)

Our consistent focus on innovation in the open banking space allowed us to become one of the first market participants to develop an approved Request to Pay (“RTP”) solution for the UK market. This product was developed in cooperation with a key partner, Mastercard, and was approved by the UK’s regulatory body, Pay.UK in 2020. Meanwhile, the post-Brexit European Union is advancing its own RTP solution known as “R2P”, through the Single European Payment Area (“SEPA”) framework, sponsored by the European Payments Council (the “EPC”). Whether in the United Kingdom or EU, RTP/R2P enables billers to make payment requests and allows payers to act on such requests through a secure, unified messaging service that provides end-to-end audit trails for billers and facilitates two-way communication throughout the payment process. The solution is designed to help reduce the number of late payments by allowing the payer to exercise more options, including opening a line of communication regarding the amount, frequency and time of payment. According to a study by the Euro Banking Association, RTP has multiple potential uses, which include POS (point of sale) transactions, e-commerce, e-invoicing, and recurring payments. The benefits across these use cases are multifold and include: improved liquidity management, reduction of payment defaults, avoidance of credit card fees and reduced reliance on cash by enabling a low cost real time account to account transfer.

Enterprise Information Management

Our enterprise information management (“EIM”) solutions consume and organize large amounts of data across multiple formats and store the information in cloud-enabled proprietary platforms. We also gather transaction data from enterprise systems for hosting. The collected, extracted data is usually used to complete a client-mandated process, and is then made available to our clients and their end-consumers for a period of time in return for an access fee as part of the hosting service. We use this suite of solutions extensively in our digital transformation projects.

Robotic Process Automation

We have been at the forefront of using RPA. Our deployment model for RPA is desktop automation, followed by server level automation if the usage is reaching its capacity. We have built up a large library of RPA rules by both industry and client embedded into our solution suite. We view RPA as a step towards the automation of processes in instances where application programming interfaces (“APIs”) do not exist. An example of this is old legacy systems, which may only be accessed through UI that were intended for a human operator to access. In these instances, RPAs will allow a bot to mimic human interaction.

Digital Mailroom Solutions

We are one of the leading providers of digital mailroom and records digitization solutions and often handle the entire mailroom operation for our clients. Our digital mailroom product, called DMR, employs our technology and uses either our or a client’s infrastructure to process mailroom transactions. The end-to-end digital mailroom accommodates inputs from paper, fax, emails and other electronic data. We also offer recorded voice, image, microfiche and video input channels. Users of DMR are able to view any of these inputs the same way they view emails in their inbox. The versatility of DMR means that it is used as both a module inside the XBP platform and as part of our WFA suite. The UI also connects to our other offerings, such as the Drysign e-signature platform, shipping and receiving services with digital receipt, and delivery and routing to our intelligent lockers offering.

We offer DMR for enterprise-wide deployment to captive mailrooms of clients, mailrooms outsourced to the Company and others. DMR is also suitable for business locations with no dedicated mailroom, such as a client’s front desk and can function as a virtual address solution, enabling businesses to acquire desirable addresses to support their evolution without needing to invest in additional physical office locations. Digital mailroom solutions are available as SaaS, BpaaS or as enterprise licenses. Our largest DMR deployment is with the German Savings Banks Finance Group, to which over 50 million users have access.

Business Process Management and Intelligent Workflow Automation

We have built extensive workflow automation and case management platforms for business process management, which can be leveraged to use our EIM engines. These platforms are designed to integrate popular databases and enterprise systems and are offered across three user categories: enterprise class (10,000 or more users or tasks), interdepartmental class (collaboration across departments), and case-management (off the shelf workflow automation platform which can be customized). Most of our deployments of the workflow automation suite are with banking clients in Germany and the United Kingdom and we typically use our platforms Plexus for more complex deployments, and Beats for off-the shelf workflows.

Integrated Communications

Our comprehensive multi-channel integrated communications solutions help clients communicate with other businesses or their clients. This suite of solutions can link through several channels, including email, print and mail, SMS, web, voice, and chat. Our solutions and services can be expanded to include design and marketing, selection of optimal engagement and least cost routing for mission critical communications. The cost of bills, statements, enrollments, client support, targeted marketing, mass notifications, reprographics, and regulatory notices can each be evaluated using these solutions. We also partner with clients to promote digital migration and improve user experience and help reduce, and even eliminate inefficient, wasteful communications.

Banking and Financial Industry Solutions and Services

XBP Europe is one of the largest non-bank processors of payments in Europe, having processed several hundred million payment transactions in 2023. Our banking and financial industry offerings include solutions for payment processing and payment enablement, mortgage enrollment, lending and loan management, confirmation of payee, know your client (“KYC”), anti-money laundering, governance, compliance and information management solutions and accounted for approximately 51% of revenue in 2023. We can provide these services as an end-to-end solution or as an augmentation of existing banking processes. We may also offer them as a technology license or through our employees who service clients.

We handle a variety of payment channels in addition to checks and credit cards, including Real Time Payments (called Faster Payments in the UK), SEPA, Bank Giro in the Nordics and other payment networks. We perform these services on behalf of banks or our other clients. Open banking is changing the regulatory environments in many of the Company’s markets, which are beginning to permit non-bank payment processors to connect to the payment networks directly. We operate core and mission critical payments services for a number of banks in Europe. These banks look to us to manage the payment infrastructure (software, hardware and hosting), the process design, the operational aspects of the services, payment scheme compliance (to the in-country interbank clearing schemes) and the application of the appropriate governance processes covering this heavily regulated industry. The bank clients outsource functions from their payments infrastructure and operations to us, and we then manage the end-to-end design, build, test and operate aspects of the payments processes using our in-house resources, software and know-how. We have internal policies and procedures that conform to the standards required by banks and regulators for such sensitive and crucial activities and to comply with local laws and regulations.

The services that we provide are for certain services so critical to the banks’ core operational activities that they are exempt from value added tax. As part of our services, our staff and systems collect and aggregate outgoing payments, initiate and process payments, check those payments for validity and compliance, and submit them directly to the national interbank payments networks to which we are directly connected. Similarly, when payments are arriving (incoming requests for payment), our systems and staff validate them, perform anti-fraud checks (rejecting fraudulent payments) and make payment decisions if funds are available and the account credentials are met. Post-settlement, the time after a payment has been made, we operate systems and services that handle payment queries or errors.

Cross-border Payments

As well as domestic payments, we operate foreign currency services for five banks in the United Kingdom and Ireland. These services are more complex than domestic payments as they require us to comply with international sanctions regimes (e.g., OFAC) and involve many more regulations, rules and downstream processes including exchange rate charging tariffs.

Digitization of Checks

We provide mobile and remote deposit technologies to our banking and financial services clients. For example, when the United Kingdom transitioned from traditional check processing to an image-based clearing system (“ICS”) in 2017, to speed up the settlement of checks, XBP Europe and Vocalink (now part of Mastercard) were selected to jointly build and run the infrastructure of this new inter-bank clearing system. Today, all checks in the United Kingdom are processed via ICS. Separately, we have delivered ICS compliant services to seven of the nineteen participant banks in the United Kingdom and have been working to upgrade their mobile and remote deposit capabilities.

Confirmation of Payee

Payments in the United Kingdom and the European Union are moving toward real time account-to-account payments, which is expected to shift transactional volumes from traditional services such as card schemes, and batch-based payments such as direct debit. This move is largely driven by regulation, in part due to cost and speed benefits. Both the United Kingdom and the European Union payments regulators have encouraged the adoption of so-called overlay services that provide greater benefits to end users and reduced opportunities for fraud. Two of these overlays are RTP, which is described above, and Confirmation of Payee (“CoP”) and we are part of a select few in the industry that has adopted and deployed both of these services.

CoP is a service that verifies the payee’s bank account name and details before transmitting payments. This is a standard mandated by Pay.UK and conforms to the security requirements of open banking. CoP acts as an additional layer of payment protection and warns against sending payments to any non-verified payee account. This serves to transfer the fraud liability to the payer should the payer ignore any warnings. These validations help reduce the risk of payments to the wrong account holder, subsequent payment investigations and adjustment costs, and losses from, among other things, fraud. We were among the first service providers to launch a live client on our CoP service with the Co-operative Bank in 2020. We have since implemented the product with additional bank clients.

Mortgage and loan management

To improve the speed and provide cost efficiencies within a compliant mortgage and lending completion process, our proprietary mortgage and loan management solutions enable lenders to originate and service loans with greater efficiency by automating the entire mortgage lifecycle, from origination to submission and post-completion disbursements.

XBP Omnidirect

Following the Closing, we have begun offering XBP Omnidirect, a cloud-based platform that provides enterprise level client communication management centered around a digital storefront. In the Omnidirect storefront, clients manage all their printing, fulfilment, composition, marketing campaign needs, and do so for both internal and external purposes. As a result, the platform effectively transforms inventory management to become online based, but equally important, clients directly control multiple other channels, including marketing and fulfilment.

Cybersecurity, Data Modernization and Cloud management, and generative AI – Reaktr.ai

In January 2024, we announced the formation of Reaktr.ai, a business unit aimed at addressing the evolving needs of our clients in the cybersecurity, data modernization and cloud management, and generative AI spaces. With the constant threat of cybersecurity attacks, our clients’ operations are in need of robust fortification. Digital transformation is a broad subject, however all digital transformations have a common denominator, which is data modernization. Our data modernization solutions enable clients’ data to be cloud ready. In cases where clients are cloud ready but have not yet migrated or are considering whether to adopt a hybrid approach, Reaktr.ai is designed to advise on the right solution and to undertake the transition and subsequent management of the digital data. All of these solutions are complemented by AI-powered platforms which supplement operations to provide a competitive edge. We intend to invest in the expansion of local European talent for Reaktr.ai and to go to market over the course of 2024.

Overview of Revenues

Our two reportable segments are Bills & Payments and Technology. These segments are comprised of significant business units that align our products and services with how we manage our business, approach our key markets and interact with our clients based on their respective industries.

●	Bills and Payments: The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. The Company offers automation of AP and AR processes and through an integrated platform, seeks to integrate buyers and suppliers across Europe. This business unit also includes our digital transformation revenue, which is both project based and recurring.
●	Technology: The Technology business unit primarily focuses on sales of recurring and perpetual software licenses and related maintenance, hardware solutions and related maintenance and professional services.

History and Development of Our Company

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the Closing, it became a wholly owned subsidiary of XBP Europe Holdings, Inc (the “Company” or “XBP Europe”) and its shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

Key Business Strategies

The Company’s business strategy aims to accelerate clients’ digital transformation through deployment of software and operations automation techniques, hosted on cloud. The Company’s overarching goal is to provide the highest value and lowest cost of ownership to its clients. The Company attempts to accomplish this by building scalable systems that are used by its employees to deliver business process automation services across Europe. The key elements of the Company’s growth strategy are described below:

●	Expand Penetration of Solution Stack Across Client Base. We seek to move up in what we call “the seven layers of technology enabled solutions and services stack,” climbing the value chain of our clients from discrete services to end-to-end processes through use of front-end enterprise software. We believe continued deployment of our single sign on portals with on-demand applications will drive expansion of our front-end software (B2B/B2C/SaaS) and integrated offerings thereby enabling us to cross and up-sell within our existing client base.

●	Expand XBP network of buyers and suppliers. We processed several hundred million payment transactions in 2023. The transactions we process touch tens of millions of consumers, buyers and suppliers across Europe, and present a significant opportunity to connect many more of them. We intend to expand the scope and scale of services we offer by leveraging the integration value our existing network provides as it endeavors to further connect buyers and suppliers to communicate and transact digitally.
●	Work-from-Anywhere (WFA) enablement – We believe the modern workforce will continue to become more globalized, dynamic and distributed, demanding applications that support digital workflows, remote connectivity, productivity optimization and flexible facilities. We plan to continue expanding our WFA suite of enterprise software to meet the evolving needs of our clients and their employees.
●	Pursue new client opportunities. We plan to continue to develop new long-term, strategic client relationships, especially where we have an opportunity to deliver a wide range of our capabilities and can have a meaningful impact on our clients’ business outcomes. For example, we plan to leverage the solutions we have already introduced in some European markets, like CoP or RTP (which we have introduced in the United Kingdom), and offer them to clients in other European markets.
●	Capitalize on our enhanced scale and operating capacity. We intend to utilize our pan-European scale and track record of success to strengthen our ability to bid on new opportunities. We plan to dedicate additional resources to expand our range of service offerings and pursue additional cross-selling opportunities. We will also look to use our scale and operations expertise to improve utilization of our assets.
●	Government Frameworks and Tenders. We are currently part of multiple government networks across a number of European countries and intend to intensify our presence and participation in such networks to utilize our pan-European scale and capacity to bid on new government and public agency led technology and infrastructure opportunities. We plan to dedicate additional sales leadership resources to expand our presence and range of service offerings to government projects.
●	Reaktr.ai - Taking the AI Plunge. Reaktr.AI was created as a direct result of the needs of our clients to fortify their operations and help them accelerate their digital transformation by serving as the data modernization and cloud migration partner, all of which are complemented by AI powered platforms. We have begun our outreach to clients and have commenced the investment cycle needed to make this a core offering of ours.

Clients

We serve over 2,000 clients across a variety of industries. Our clients are among the leading companies in their respective industries, and many of them are recurring clients that have maintained long-term relationships with us and our predecessor companies.

We have successfully leveraged our relationships with clients to offer extended value chain services. We believe that clients are turning to us due to a demonstrated ability to work on large-scale projects, past performance and record of delivery, and deep domain expertise accumulated from years of experience in key verticals. We believe our stable and significant base of clients and long-term relationships can contribute to predictable revenues.

The Company maintains a strong mix of diversified clients with low client concentration. No single client accounted for more than 6% of 2023 or 2022 revenue and the top 10 clients only accounted for 26% of our 2023 and 2022 revenue, respectively, and the top 100 clients accounted for 76.3% and 73.8% of revenue in 2023 and 2022, respectively.

Intellectual Property

We deploy a combination of proprietary knowledge platforms and applications, as well as generally available third-party licensed software. We have a worldwide, non-exclusive, fully paid perpetual irrevocable intellectual property license with ETI and its worldwide subsidiaries pursuant to which we have access to all of the intellectual property in existence at November 29, 2023 of ETI and its subsidiaries for use in the EMEA region on an exclusive basis. Until such time as we are no longer an affiliate of ETI, we may also employ any intellectual property improvements developed by ETI. We believe that the intellectual property we have at our disposal is a competitive strength.

Our platforms aim to enhance information management and workflow processes through automation and process optimization to minimize labor requirements or to improve labor performance. Our decisioning engines have been built with years of deep domain expertise, incorporating hundreds of thousands of client and industry specific rules which enable efficiency and lower cost preparation and decisioning of transactions. Our business processes and implementation methodologies are confidential and proprietary and include trade secrets that are important to our business.

Our licensed intellectual properties are generally governed by written agreements of varying duration, including some with fixed terms that are subject to renewal based on mutual agreement, and some are perpetual in nature. Generally, each agreement may be further extended, and we have historically been able to renew most existing agreements before they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal.

Competition

Our competitors include both large and small businesses, as well as global companies. Such competitors broadly fall into the following categories:

(a)	Bills and payments aggregators and processors, multinational companies providing data aggregation, information management and workflow automation;

(b)	Consulting, discrete process and platform integration service providers;
(c)	Platform and front-end software providers;
(d)	BPO companies; and
(e)	Niche local providers in specific verticals and/or geographies.

We believe the principal competitive factors in providing our solutions include platforms, industry specific knowledge, quality, reliability and security of service, and price.

Regulation and Compliance

We operate across numerous jurisdictions and provide client solutions in a number of fields, any number of which could be subject to regulation in the future. We are subject to the general legal framework in such jurisdictions. Whilst we provide support to clients in highly regulated industries, including banking, healthcare, insurance and utilities, which in some cases will result in the clients placing contractual obligations on us to comply with certain rules and regulations applicable to those industries in the performance of its services, currently there are no industry-specific licenses or authorizations required for us to provide such services.

However, we believe that the current regulatory environment in many geographies presents opportunities for growth as many geographies allow non-bank payment processes to connect directly to payment networks through the open banking initiative. In connection with accessing such opportunities and expanding our business we may choose to opt into certain regulatory frameworks, or may be required to comply with new or existing regulations, any of which may impact our business operations and practices. We may, in the future, decide to subject ourselves to regulation to expand our service offerings. We partnered with Mastercard to develop an approved RTP solution for the United Kingdom market, which was approved by Pay.UK in 2020. In addition, the post-Brexit European Union is advancing R2P, which could be subject to regulation from the EPC.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the European Union and elsewhere could impact us processing of personal information of our employees and processing of personal information on behalf of our clients. In the European Union the comprehensive GDPR went into effect in May 2018. The GDPR has introduced significant privacy-related changes for companies operating both in and outside the European Union. We have resources dedicated to compliance with existing and emerging laws and regulations. We also rely on outside experts and licensed technologies to help supplement our knowledge and resource base and to validate and audit our processes.

Human Capital

We consider our employees to be the foundation for our growth and success.

As of December 31, 2023, we had approximately 1,500 total employees (of which approximately 190 are part-time employees) across 16 countries (14 across Europe and in Morocco, as well as the U.S., where our chief executive officer and chief financial officer are located). Our employee count fluctuates from time to time based upon the timing and duration of client engagements. Our senior leadership team has extensive experience with business process management, and while we have grown through a number of acquisitions, we have retained an experienced and cohesive leadership team.

We are fully committed to developing and fostering a culture of diversity and inclusion, and understand that our ability to attract, train, and retain talented individuals from all backgrounds and perspectives is key to our continued success.

●	Diversity and inclusion. We continue to focus on the hiring, retention, and advancement of women and underrepresented populations. Recently, we have been expanding our efforts to recruit and hire world-class diverse talent, and identifying strategic partners to accelerate our inclusion and diversity programs.
●	Compensation and benefits. We offer a complete set of benefits for our employees, including competitive base salaries and bonus opportunities. In addition, we expect to establish an equity incentive plan through which we will use targeted equity-based grants with vesting conditions to attract and retain personnel.
●	Health, safety, and wellness. We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant changes in the best interest of our employees and the communities in which we operate, by having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
●	Talent development. We invest significant resources to develop the talent needed to continue to be a leader in our industry. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented industry leading methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.
●	Building connections. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. We are active and involved in the communities in which our employees live and work, and we promote a culture of volunteering and giving back.

We locate our operation centers in areas where the value proposition it offers is attractive relative to other local opportunities, resulting in an engaged educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. Our platforms enable rapid learning and facilitate knowledge transfer among employees, reducing training time, and allowing employees to increase their skills and leadership capabilities with the goal of creating a long-term funnel of talent to support our growth.

Controlled Company

For purposes of the Nasdaq Listing Rule, the Company is a “controlled company.” Under the Nasdaq rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. ETI, through its ownership of BTC International, owns a majority of the Company’s issued and outstanding Common Stock.

Available Information

Our website address is www.xbpeurope.com. We are not including the information provided on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge (other than an investor’s own internet access charges) through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). In addition, we make available our code of ethics entitled “Global Code of Ethics and Business Conduct” free of charge through our website. We have posted on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing.

ITEM 1A.  RISK FACTORS

Investing in our securities involves risks. You should carefully consider, among other matters, the factors set forth below together with all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The Company’s risk factors set forth below are not the only risks facing the Company. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results. We may amend or supplement the risk factors set forth below from time to time by other reports we file with the SEC. These risk factors are not exhaustive and all investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects.

Risks Related to our Business

The Company’s ability to achieve continued and sustained profitability is uncertain.

The Company’s profitability depends on, among other things, its ability to generate revenue in excess of its expenses. However, the Company has significant and continuing fixed costs and expenses, which it may not be able to reduce adequately to sustain such profitability if its revenue continues to decrease, or if revenue does not increase commensurately with an increase in costs. In addition, the Company may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that may cause its costs to exceed its expectations. In addition, the Company will incur certain additional legal, accounting and other expenses that it would not occur as a wholly-owned subsidiary of ETI, as further described in the risk factor entitled “The Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations” below.

The Company’s revenues have declined over the last few years due to, among other things, the COVID-19 pandemic, a loss of clients, the completion of certain one-off projects, currency fluctuation exposure, the transition of the Company’s clients to lower revenue but higher margin systems and platforms, and changes of clients’ technology that has resulted in fewer transactions that fall under the contractual arrangements with the Company. In addition, one of the Company’s top 10 clients ended its contract with the Company in April 2023. Contracts with several other large clients are up for renewal. Although these contracts are expected to be renewed, there can be no assurances that they will be renewed on favorable terms or at all.

Further, the Company’s revenues may be adversely affected by many factors, including but not limited to a future pandemic; a potential recession in Europe; the inability to attract new clients to use its services; a failure by existing clients to renew their contracts or use additional services (or a decision by existing clients to cease or reduce using the Company’s services); the lengthening of its sales cycles and implementation periods; changes in its client mix; failure of clients to pay invoices on a timely basis or at all; a failure in the performance of the Company’s solutions or internal controls that adversely affects its reputation or results in loss of business; the loss of market share to existing or new competitors; the failure to enter or succeed in new markets; regional or global economic conditions or regulations affecting perceived need for or value of the Company’s services; or the Company’s inability to develop new offerings, expand its offerings or drive adoption of its new offerings on a timely basis and thus potentially not meeting evolving market needs.

The Company’s future profitability also may be impacted by non-cash charges and potential impairment of goodwill, which will negatively affect its reported financial results. Even if it achieves profitability on an annual basis, the Company may not be able to achieve profitability on a quarterly basis. The Company may incur significant losses in the future for a number of reasons, including those described elsewhere herein. Any inability of the Company to achieve continued and sustained profitability may adversely impact its financial position and may require the Company to seek additional financing (which will be subject to the risks described in the risk factor below entitled “The Company may need to raise debt or equity financing, which it may be unable to do on favorable terms or at all”).

The Company may need to raise debt or equity financing, which it may be unable to do on favorable terms or at all. In addition, the Company must obtain the consent of Cantor and an affiliate of BTC International prior to any additional issuances of equity in excess of approximately 3,026,000 shares of Common Stock prior to the one year anniversary of the closing of the Business Combination.

The Company may be unable to generate continued and sustained profitability, or may incur significant losses in the future. As a result, the Company may need to raise additional capital through debt and/or equity financing at some point in the future. Any debt agreements the Company enters into at such time may include financial or operational covenants which may constrain its ability to operate its business, and any inability to satisfy covenants contained in any debt agreements may require prepayment and/or refinancing of such debt. The Company may also be unable to raise debt and/or equity financing at an attractive price or on attractive terms or at all.

Under the Approval Rights Agreements described under the heading “The Business Combination — Related Agreements — Approval Rights Agreements,” the Company is subject to restrictions on its ability to issue new equity following Closing without the consent of Cantor and ETI-MNA LLC (an affiliate of BTC International). Accordingly, the Company may be prohibited from raising any equity financing at a time when available cash may be limited, which could impact the Company’s ability to carry out its business operations as currently anticipated and adversely affect its business and financial position and/or the price of its Common Stock. Under the Approval Rights Agreements, if the consent of Cantor and ETI-MNA LLC is required and not obtained, the maximum number of shares of Common Stock the Company may issue would be approximately 3,026,000, excluding any exercise of Warrants. In addition, under an Approval Rights Agreement, the Company may be required to publicly disclose material non-public information previously shared with the party with approval rights under such agreement, which may hinder the Company’s ability to confidentially market certain offerings.

The limited public float of the Company may also adversely affect its ability to raise debt and/or equity financing on attractive terms or at all. For more, see “The Company has a limited public float, which adversely affects trading volume and liquidity, and may adversely affect the price of the Common Stock and access to additional capital.”

The Company relies on ETI, which is a highly leveraged public company that faces substantial doubt about its ability to continue as a going concern. An adverse event affecting ETI may affect the delivery and availability of the services the Company relies on ETI to provide.

The Company is majority owned by ETI. The Company relies on the services that ETI has provided in the past and ETI has agreed to continue to provide certain services and fulfill other obligations pursuant to the Tax Sharing Agreement, the Services Agreement and the License Agreement.

ETI remains highly leveraged. On July 11, 2023, certain of ETI’s subsidiaries completed an exchange offer, which resulted in a reduction of its long-term indebtedness to approximately $792 million (excluding $314 million of notes held by ETI’s subsidiaries). There can be no assurance that ETI will not become more leveraged in the future. Considering the Company’s relationship with ETI, stockholders are encouraged to review ETI’s public filings relating to the foregoing matters and negotiations with its noteholders. As of September 30, 2023, ETI had a total of $1.1 billion in third-party debt (of which $48 million was classified as current debt), and ETI’s financial statements in its Form 10-Q for the quarter ended September 30, 2023 described a substantial doubt about ETI’s ability to continue as a going concern under the standards of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern (along with actions ETI has taken to try to mitigate such doubt).

All of the directors on our Board of Directors (the “Board”), other than Mr. Jonovic, are currently directors of ETI. Thus, there will be no members of the Company’s Board who do not owe a separate fiduciary duty to ETI, except for Mr. Jonovic. Mr. Jonovic, who is the son-in-law of Mr. Chadha and an Executive Vice President of ETI, also has an interest in ETI however he has transitioned out of his roles and responsibilities at ETI. In the event of a conflict of interest between the Company and ETI, there may be no member of the Board of the Company who would not have a conflicting fiduciary duty or other conflicting interest.

In the event of adverse developments with respect to ETI, including as a result of the events described above, the services that the Company will rely on ETI to provide under the Services Agreement and/or the License Agreement and ETI’s ability and willingness to comply with its obligations under those agreements and under the Tax Sharing Agreement, could be adversely affected. Any such event would impact the ability of the Company to carry out its business operations as currently anticipated, which could adversely affect its business and financial position and/or the price of its Common Stock.

If the Company is unable to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner or there may be misstatements in its financial statements (which may include material misstatements), any of which may adversely affect investor confidence and materially and adversely affect business and operating results.

The Company’s financial statements were prepared in reliance on information provided by, and personnel of, ETI. There can be no assurance that its internal controls will be effective, which could adversely affect its ability to accurately report its financial statements in a timely manner or there may be misstatements in its financial statements (which may be material misstatements). The occurrence of any such events may adversely affect investor confidence and materially and adversely affect business and operating results.

As described in ETI’s audited financial statements for the years ended December 31, 2022 and December 31, 2021, ETI’s independent auditor and management concluded that ETI had a material weakness in internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary to provide reliable financial reports and prevent fraud.

There can be no assurances that ETI will continue to control the Company in the future. Any change in control of the Company may impact its strategy or business, including in a manner adverse to the Company’s stockholders.

For various strategic reasons, ETI may need to raise additional financing and may choose to engage in non-strategic divestitures and/or liquidations of assets including, potentially, dispositions of shares of Common Stock (subject to compliance with any applicable lock-up restrictions further described in the Lock-Up Agreement). In the event ETI disposes of shares of Common Stock, such dispositions may cause the market value of the Common Stock to decline or could result in a change of control of the Company. Any change in control of the Company may result in a change in the Company’s strategy or business, including in a manner adverse to the Company’s stockholders.

Historical or new adverse issues associated with ETI or its management, such as litigation, as well as issues associated with the Company, may adversely impact the Company’s reputation, business and financial position and share price.

Significant negative news, adverse legal or regulatory findings, material litigation, reputational damage and other adverse developments associated with ETI and/or members of its management team, whether historical or in the future, may adversely impact the Company’s reputation, business and financial position and share price.

ETI and its predecessor entities and management (including members of the Company’s management) have been subject to a variety of claims, including claims that resulted in certain adverse settlements and judgments against ETI, and may in the future be subject to claims.

Such historical claims, settlements or judgments, or any new claims, whether or not successful, by ETI or the Company, may adversely affect the reputation or perception of the Company and its management team, and ultimately, the Company’s business, financial position, and share price.

Certain of the Company’s contracts are subject to rights of termination, audit and/or investigation, which, if exercised, could negatively impact the Company’s reputation and reduce the Company’s ability to compete for new contracts and have an adverse effect on its business, results of operation and financial condition.

Many of the Company’s client contracts may be terminated by its clients without cause and without any fee or penalty, with only limited notice. Any failure to meet a client’s expectations, as well as factors beyond the Company’s control, including a client’s financial condition, strategic priorities, or mergers and acquisitions, could result in a cancellation or non-renewal of such a contract or a decrease in business provided to the Company and cause its actual results to differ from its forecasts. The Company may not be able to replace a client that elects to terminate or not renew its contract with it, which would reduce its revenues. As described in the risk factor entitled “The Company’s ability to achieve continued and sustained profitability is uncertain” above, one of the Company’s top 10 clients ended its contract with the Company in April 2023.

In addition, a portion of the Company’s revenues is derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of, or terminate, these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., during a government transition or other debt or funding constraints could result in lower governmental sales and in the Company’s projects being reduced in price or scope or terminated altogether, which also could limit its recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. The public procurement environment is unpredictable and this could adversely affect the Company’s ability to perform work under new and existing contracts. These risks can potentially have an adverse effect on the Company’s revenue growth and profit margins.

Moreover, government contracts are generally subject to a right to conduct audits and investigations by government agencies. Additionally, if the government discovers improper or illegal activities or contractual non-compliance (including improper billing), the Company may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could be substantial. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on the Company’s reputation in the industry and reduce its ability to compete for new contracts and could materially adversely affect the Company’s results of operations and financial condition.

The Company may not be able to offset increased costs with increased fees under its contracts.

The pricing and other terms of the Company’s client contracts are based on estimates and assumptions the Company makes at the time it enters into these contracts. These estimates reflect the Company’s best judgments regarding the nature of the engagement and the Company’s expected costs to provide the contracted services and could differ from actual results. Not all of the Company’s larger long-term contracts allow for escalation of fees as the Company’s costs of operations increase and those that allow for such escalations do not always allow increases at rates comparable to increases that the Company experiences. In circumstances where the Company cannot negotiate long-term contract terms that provide for fee adjustments to reflect increases in the Company’s cost of service delivery, the Company’s business, financial conditions, and results of operation could be materially impacted. Any such increase in costs may require the Company to seek additional financing (which will be subject to the risks described in the risk factor above entitled “The Company may need to raise debt or equity financing, which it may be unable to do on favorable terms or at all”).

The Company’s business process automation solutions often require long selling cycles and long implementation periods that may result in significant upfront expenses that may not be recovered.

The Company often faces long selling cycles to secure new contracts for its business process automation solutions. If the Company is successful in obtaining an engagement, the selling cycle may be followed by a long implementation period during which it plans its services in detail and demonstrates to the client its ability to successfully integrate its solutions with the client’s internal operations. The Company’s clients may experience delays in obtaining internal approvals or delays associated with technology or system implementations which can further lengthen the selling cycle or implementation period, and certain engagements may also require a ramping up period after implementation before the Company can commence providing its services. Even if the Company succeeds in developing a relationship with a potential client and begins to discuss the services in detail, the potential client may choose a competitor or decide to retain the work in-house prior to the time a contract is signed. In addition, once a contract is signed, the Company sometimes does not begin to receive revenue until completion of the implementation period and its solution is fully operational. The extended lengths of the Company’s selling cycles and implementation periods can result in the incurrence of significant upfront expenses that may never result in profits or may result in profits only after a significant period of time has elapsed, which may negatively impact its financial performance. For example, the Company generally hires new employees to provide services in connection with certain large engagements once a new contract is signed. Accordingly, the Company may incur significant costs associated with these hires before it collects corresponding revenues. The Company’s inability to obtain contractual commitments after a selling cycle, maintain contractual commitments after the implementation period or limit expenses prior to the receipt of corresponding revenue may have a material adverse effect on its business, results of operations and financial condition.

The Company faces significant competition, including from clients who may elect to perform their business processes in-house or invest in their own technologies in-house.

The Company’s industry is highly competitive, fragmented and subject to rapid change. The Company competes primarily against local, national, regional and large multi-national information and payment technology companies, including focused business process outsourcing (“BPO”) companies based in offshore locations, as well as other BPO and business process automation, consulting services and digital transformation solution providers that focus on the in-house capabilities of the Company’s clients and potential clients. These competitors may include entrants from adjacent industries or entrants in geographic locations with lower costs than those in which the Company operates.

Some of the Company’s competitors have greater financial, marketing, technological or other resources, larger client bases and more established reputations or brand awareness than it does. In addition, some of the Company’s competitors who do not have, or have limited, global delivery capabilities may expand their delivery centers to the countries in which it operates or increase their capacity in lower cost geographies, which could result in increased competition. Some of the Company’s competitors may also enter into strategic or commercial relationships among themselves or with larger, more established companies in order to benefit from increased scale and enhanced scope capabilities or enter into similar arrangements with potential clients. Further, the Company expects competition to intensify in the future as more companies enter its markets and clients consolidate the services they require among fewer vendors. Increased competition, the Company’s inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could adversely affect its business, results of operations and financial condition.

The Company’s industry is characterized by rapid technological change and failure to compete successfully within the industry and address such changes could adversely affect its results of operations and financial condition.

The process of developing new services and solutions is inherently complex and uncertain. It requires accurate anticipation of clients’ changing needs and emerging technological trends. The Company must make long-term investments and commit significant resources before knowing whether these investments will eventually result in services that achieve client acceptance and generate the revenues required to provide desired returns. If the Company fails to accurately anticipate and meet its clients’ needs through the development of new technologies and service offerings or if its new services are not widely accepted, it could lose market share and clients to its competitors and that could materially adversely affect its results of operations and financial condition.

More specifically, the business process automation industry in which part of the Company’s business operates is characterized by rapid technological change, evolving industry standards and changing client preferences. The success of the Company’s business depends, in part, upon its ability to develop technology and solutions that keep pace with changes in its industry and the industries of its clients. Although the Company has made, and will continue to make, significant investments in the research, design and development of new technology and platforms-driven solutions, it may not be successful in addressing these changes on a timely basis or in marketing the changes it implements. In addition, products or technologies developed by others may render the Company’s services uncompetitive or obsolete. Failure to address these developments could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, existing and potential clients are actively shifting their businesses away from paper-based environments to electronic environments with reduced needs for physical document management and processing. This shift may result in decreased demand for the physical document management services the Company provides. Though the Company has solutions for clients seeking to make these types of transitions, a significant shift by its clients away from physical documents to non-paper based technologies, whether now existing or developed in the future, could adversely affect its business, results of operation and financial condition.

Also, some of the large international companies in the industry have significant financial resources and compete with us to provide document processing services and/or business process services. The Company competes primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and client service and support. The Company’s success in future performance is largely dependent upon its ability to compete successfully, to promptly and effectively react to changing technologies and client expectations and to expand into additional market segments. To remain competitive, The Company must develop services and applications; periodically enhance its existing offerings; remain cost efficient; and attract and retain key personnel and management. If the Company is unable to compete successfully, the Company could lose market share and important clients to its competitors and that could materially adversely affect its results of operations and financial condition.

The Company’s business could be materially and adversely affected if it does not protect its intellectual property or if its services are found to infringe on the intellectual property of others, or if the intellectual property ETI or its subsidiaries provides under the License Agreement is not protected or is found to infringe on the intellectual property of others.

The Company’s success depends in part on certain methodologies and practices it utilizes in developing and implementing applications and other proprietary intellectual property rights. In order to protect such rights, the Company relies upon a combination of nondisclosure, license and other contractual arrangements, as well as trade secret, copyright, trademark and patent laws but the Company has limited registered intellectual property and, as a result, could in the future be subject to infringement claims which could lead to substantial additional costs. The Company’s operations depend on its ability to independently manage its intellectual property portfolio. The Company also generally enters into confidentiality agreements with its employees, clients and potential clients, and limits access to and distribution of its proprietary information. There can be no assurance that the laws, rules, regulations and treaties in effect in the jurisdictions in which the Company operates and the contractual and other protective measures it takes are or will be adequate to protect it from misappropriation or unauthorized use of its intellectual property, or that such laws will not change. There can be no assurance that the resources invested by the Company to protect its intellectual property will be sufficient or that its intellectual property portfolio will adequately deter misappropriation or improper use of its technology, and its intellectual property rights may not prevent competitors from independently developing or selling products and services similar to or duplicative of the Company’s. The Company may not be able to detect unauthorized use and take appropriate steps to enforce its rights, and any such steps may be costly and unsuccessful. Infringement by others of the Company’s intellectual property, and the costs to the Company of enforcing its intellectual property rights, may have a material adverse effect on its business, results of operations and financial condition. The Company could also face competition in some countries where it has not invested in an intellectual property portfolio. If the Company is not able to protect its intellectual property, the value of its brand and other intangible assets may be diminished, and its business may be adversely affected. Further, although the Company believes that it is not infringing on the intellectual property rights of others, claims may nonetheless be successfully asserted against it in the future, and the Company may be the target of enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If the Company is found to infringe any third-party rights, the Company could be required to pay substantial damages or it could be enjoined from offering some of its products and services. The costs of defending any such claims could be significant, and any successful claim may require the Company to modify its services. The value of, or the Company’s ability to use, its intellectual property may also be negatively impacted by dependencies on third parties, such as its ability to obtain or renew on reasonable terms licenses that the Company needs in the future, or its ability to secure or retain ownership or rights to use data in certain software analytics or services offerings. Any such circumstances may have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, as described above, the Company relies on ETI for certain services, including intellectual property of ETI and its subsidiaries, which are provided pursuant to the License Agreement. Such intellectual property is subject to many of the same risks described above. In particular, the Company relies on ETI and its subsidiaries to protect such intellectual property, and its business operations may be materially impacted if such intellectual property is determined to have infringed on the intellectual property rights of others. For more, see the risk factor above entitled “The Company relies on ETI, which is a highly leveraged public company and faces substantial doubt about its ability to continue as a going concern. An adverse event affecting ETI may affect the delivery and availability of the services the Company relies on ETI to provide.”

The Company’s revenues are highly dependent on the banking and finance industries, and any decrease in demand for business process solutions in these industries could reduce its revenues and adversely affect the results of operations.

A substantial portion of the Company’s revenues are derived from the banking and finance industries. Clients in banking and financial services accounted for 51% and 53% of the Company’s revenues in 2023 and 2022, respectively. Clients who provide commercial services accounted for 5% and 6% of the Company’s revenues in 2023 and 2022, respectively. Clients in the services, technology, and manufacturing industries accounted for 19% and 22% of the Company’s revenues in 2023 and 2022, respectively. The Company’s success largely depends on continued demand for its services from clients in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging its services, could materially adversely affect the Company’s business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving the Company’s clients, may decrease the potential number of clients for its services. The Company has been affected by the worsening of economic conditions and significant consolidation in the financial services industry and the continuation of this trend may negatively affect its revenues and profitability. Europe’s persistently high inflation, caused in part by increasing energy prices, as a result of the conflict in the Ukraine, may not ease despite measures aimed at reducing inflation. This ultimately resulted in a recession in the UK. A recession in Europe (including the EU) may lead to further consolidation in the financial services industry, a reduction in demand for the Company’s services or otherwise adversely affect the Company’s operations or financial performance.

The Company derives significant revenue and profit from contracts awarded through competitive bidding processes, including renewals, which can impose substantial costs on the Company, and the Company will not achieve revenue and profit objectives if it fails to accurately and effectively bid on (and win or renew) such projects. In addition, even if bids are won and a contract is awarded to the Company, revenue and profit objectives may not be achieved due to a number of factors outside its control, including cases where an applicable contract or framework arrangement does not guarantee transaction volume.

Many of the contracts awarded to the Company through competitive bidding procedures are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the substantial cost and managerial time and effort that the Company spends to prepare bids and proposals for contracts that may or may not be awarded to it; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts the Company is awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if the Company’s competitors protest or challenge awards made to it pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts; and (iv) the opportunity cost of not bidding on and winning other contracts the Company might otherwise pursue. If the Company’s competitors protest or challenge an award made to it on a government contract, it could involve litigation that could take years to resolve.

The Company’s profitability is dependent upon its ability to obtain adequate pricing for its services and to improve its cost structure.

The Company’s success depends on its ability to obtain adequate pricing for its services. Depending on competitive market factors, future prices the Company obtains for its services may decline from previous levels. If the Company is unable to obtain adequate pricing for its services that could materially adversely affect the Company’s results of operations and financial condition.

The Company regularly reviews its operations with a view towards reducing its cost structure, including, without limitation, reducing its employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. The Company, from time to time, engages in operational restructuring to reduce costs. If the Company is unable to continue to maintain its cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions or to realize the expected cost reductions in the ongoing strategic transformation program, it could materially adversely affect the Company’s results of operations and financial condition. In addition, in order to meet the service requirements of the Company’s clients, which often includes 24/7 service, and to optimize its employee cost base, including its back-office support, the Company often relies on delivery service and back-office support centers in lower-cost locations, including several developing countries. Relying on centers in these locations presents a number of operational risks, many of which are beyond its control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions, excessive employee turnover and rising labor rates. Additionally, a change in the political environment in Europe or the adoption and enforcement of legislation and regulations curbing the use of such centers outside of Europe could materially adversely affect its results of operations and financial condition. These risks could impair the Company’s ability to effectively provide services to its clients and keep its costs aligned to its associated revenues and market requirements.

The Company’s ability to sustain and improve profit margins is dependent on a number of factors, including its ability to continue to improve the cost efficiency of its operations through such programs as robotic process automation, to absorb the level of pricing pressures on its services through cost improvements and to successfully complete information technology initiatives. If any of these factors adversely materialize or if the Company is unable to achieve and maintain productivity improvements through restructuring actions or information technology initiatives, its ability to offset labor cost inflation and competitive price pressures would be impaired, each of which could materially adversely affect its results of operations and financial condition and could require the Company to seek additional financing (which will be subject to the risks described in the risk factor above entitled “The Company may need to raise debt or equity financing, which it may be unable to do on favorable terms or at all”). Furthermore, these restructurings may lead to negative implications or disruptions to client experience and therefore the Company could face unexpected consequences.

Fluctuations in the costs of labor, paper, ink, energy, by-products and other materials and resources may adversely impact the results of the Company’s operations.

Cost of labor, paper, ink, energy and other raw materials represent a material portion of the Company’s costs. Increases in the costs of these inputs, especially as a result of the current high-inflationary environment in the countries in which the Company operates, may not be able to be passed on to the Company’s clients through higher prices. The Company further expects that inflation may continue to increase or remain higher than in the recent past, resulting in growing costs. Increases in the cost of materials and labor may adversely impact clients’ demand for the Company’s printing and printing-related services.

The Company relies, in some cases, on third-party hardware, software and services, which could cause errors or failures of the Company’s services and resulting in adverse effects for the Company’s business and reputation.

Although the Company developed many of its platform-driven solutions internally or with the help of ETI and its other affiliates, the Company relies, in some cases, on third-party hardware and software in connection with its service offerings which the Company either purchases or leases from third-party vendors. The Company is generally able to select from a number of competing hardware and software applications, but the complexity and unique specifications of the hardware or software makes design defects and software errors difficult to detect. Any errors or defects in third-party hardware or software that are incorporated into the Company’s service offerings may result in a delay or loss of revenue, diversion of resources, damage to its reputation, the loss of the affected client, loss of future business, increased service costs or potential litigation claims against the Company.

Further, this hardware and software may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of the Company’s services, which could negatively affect its business until equivalent technology is either developed by it or, if available, is identified, obtained and integrated. In addition, it is possible that the Company’s hardware vendors or the licensors of third-party software could increase the prices they charge, which could have a material adverse impact on the Company’s results of operations. Further, changing hardware vendors or software licensors could detract from management’s ability to focus on the ongoing operations of the Company’s business or could cause delays in the operations of its business.

The Company is subject to regular client and third-party security reviews and failure to pass these reviews may have an adverse impact on the Company’s operations.

Many of the Company’s client contracts require that it maintain certain physical and/or information security standards, and, in certain cases, permit a client to audit the Company’s compliance with these contractual standards. Any failure to meet such standards or pass such audits can constitute a breach of contract which may result in damages or clients enforcing other remedies under the client contracts which may have a material adverse impact on the Company’s business. Further, clients from time to time may require stricter physical and/or information security than they negotiated in their contracts, and may condition continued volumes and business on the satisfaction of such additional requirements. Some of these requirements may be expensive to implement or maintain, and may not be factored into the Company’s contract pricing. Further, on an annual basis the Company obtains third-party audits of certain of its locations in accordance with third party attestation standards, and many of its clients expect that the Company will engage in such procedures, and report to them the results. Negative findings in such an audit and/or the failure to adequately remediate in a timely fashion such negative findings may cause clients to terminate their contracts or otherwise have a material adverse effect on the Company’s reputation, results of operation and financial condition.

Currency fluctuations among the Euro, British Pound, Polish Zloty, Norwegian Krona, Danish Krona, Swedish Krona and any other local currencies of any locations where the Company operates in the future, could have a material adverse effect on the Company’s results of operations.

The functional currencies of the Company’s businesses are the local currencies in Europe including the Euro, British Pound, Polish Zloty, Norwegian Krona, Danish Krona, Swedish Krona, Swiss Franc and Serbian Dinar, as well as the Moroccan Dirham, U.S. Dollar and Indian Rupee. Changes in exchange rates between any of these currencies (other than the U.S. Dollar) and the U.S. Dollar will affect the recorded levels of the Company’s assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. Exchange rates between these currencies in recent years have fluctuated significantly and may do so in the future. The Company’s operating results and profitability may be affected by any volatility in currency exchange rates and its ability to manage effectively currency transaction and translation risks. In addition, to the extent the U.S. Dollar strengthens against the functional currencies of the Company’s business (other than the U.S. Dollar), revenues and profits will be reduced when converted into and reported in U.S. Dollars.

The Company’s results of operations could be adversely affected by economic and political conditions, creating complex risks, many of which are beyond the Company’s control.

The Company’s business depends on the continued demand for its services, and if current global economic conditions worsen, its business could be adversely affected by its clients’ financial condition and level of business activity. Along with its clients, the Company is subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, disease, military action and the threat of terrorism. In particular, the Company currently derives, and is likely to continue to derive, almost all of its revenue from clients located in Europe. Any future decreases in the general level of economic activity in European markets, such as decreases in business and consumer spending and increases in unemployment rates as the Company experienced as a result of the COVID-19 pandemic, could result in a decrease in demand for the Company’s services, thus reducing its revenue. For example, certain clients may decide to reduce or postpone their spending on the services the Company provides, and the Company may be forced to lower its prices. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving the Company’s clients, could also cause the demand for the Company’s services to decline, negatively affecting the amount of business that it is able to obtain or retain. The Company may not be able to predict the impact such conditions will have on the industries it serves and may be unable to plan effectively for or respond to such impact. In response to economic and market conditions, from time to time the Company has undertaken or may undertake initiatives to reduce its cost structure where appropriate, such as consolidation of resources to provide functional region-wide support to its international subsidiaries in a centralized fashion. These initiatives, as well as any future workforce and facilities reductions the Company may implement, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates expected. Any future workforce and/or facility reductions that may be implemented will be subject to local employment laws which may impose expenses and logistical challenges in connection with any such workforce reductions. Costs actually incurred in connection with certain restructuring actions may also be higher than the Company’s estimates of such costs and/or may not lead to the anticipated cost savings.

In addition, any future disruptions or turbulence in the global capital markets may adversely affect the Company’s liquidity and financial condition, and the liquidity and financial condition of its clients. Such disruptions may limit the Company’s ability to access financing, increase the cost of financing needed to meet liquidity needs and affect the ability of its clients to use credit to purchase its services or to make timely payments to the Company, in each case adversely affecting its financial condition and results of operations.

If the Company is unable to attract, train and retain skilled professionals, including highly skilled technical personnel to satisfy client demand and senior management to lead its business, or its labor expenses increase or otherwise comprise a larger percentage of its revenue, its business and results of operations may be materially adversely affected.

The Company’s success is dependent, in large part, on its ability to keep its supply of skilled professionals, including project managers, IT engineers and senior technical personnel, in balance with client demand, and on its ability to attract and retain senior management with the knowledge and skills to lead its business. Each year, the Company must hire new professionals and retrain, retain, and motivate its workforce across Europe and its nearshore jurisdictions. Competition for skilled labor is intense and, in some jurisdictions in which the Company operates, there are more jobs for certain professionals than qualified persons to fill these jobs. Costs associated with recruiting and training professionals can be significant and shortages of key personnel in the regions of our operation could require us to pay more to hire and retain key personnel, thereby increasing our cost. If the Company is unable to hire or deploy employees with the needed skillsets or if it is unable to adequately train or equip its employees with the skills or tools needed, this could materially adversely affect its business. Additionally, if the Company is unable to maintain an employee environment that is competitive and contemporary, it could have an adverse effect on engagement and retention, which may materially adversely affect the Company’s business. Furthermore, our restructuring plan in 2023, and any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. If more stringent labor laws become applicable to the Company or if a significant number of its employees unionize, the profitability of the Company may be adversely affected.

Increased labor costs due to competition, statutory wage increases or employee benefits costs, unionization activity or other factors would adversely impact the Company’s cost of sales and operating expenses. As a result, the Company anticipates that its labor costs will continue to increase. In addition, the Company may face increased costs related to other employee benefits, such as in respect of unfunded UK pension liabilities, which amounted to approximately $10.0 million as of December 31, 2023. Such UK pension liabilities are subject to a fixed payment plan and, pursuant to an agreement with the pension plan’s trustee, are expected to be fully funded by the Company by February 2030 (although there can be no assurance that it will be fully funded by such date). Any such increase, or any increase in labor costs as a percentage of the Company’s revenue could adversely affect the Company’s financial results, as further described in the risk factor entitled “The Company’s ability to achieve continued and sustained profitability is uncertain.”

The Company is also subject to applicable rules and regulations relating to its relationship with its employees, including minimum wage and break requirements, health benefits, unemployment taxes, overtime, and working conditions and immigration status. Legislated increases in the minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase the Company’s labor costs. Further, the Company’s employees may form labor unions or workers’ councils, and the Company may become subject to new labor-related requirements that may impose additional requirements or costs on our business. As is the case with any negotiation, the Company may not be able to negotiate or renew acceptable collective bargaining agreements in such cases, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, negotiations with labor unions and/or workers’ councils could hinder the pace of innovation by diverting management’s attention away from discovering and implementing the type of innovative strategies that we believe are crucial to the success of our business. A disruption in operations, higher ongoing labor costs or a hindrance to the pace of innovation could have a material adverse effect on our business, financial condition and results of operations.

While the Company is already subject to oversight by workers’ councils in several European countries, if the Company becomes subject to oversight by any workers’ councils in additional jurisdictions, it may be required to consult with such workers’ councils with respect to certain decisions and to provide specific information and records upon request. Any failure to engage with or provide information to a workers’ council could result in actual or threatened legal challenges or proceedings. Additionally, consultation with and/or obtaining approvals from a workers’ councils may involve additional expense and unanticipated delays, particularly if the Company is required to make changes to accommodate feedback and recommendations from such workers’ councils. If consultations with a workers’ council does not yield a desired result, or if a workers’ council withholds or delays its approvals, the Company may be unable to execute key transactions in a timely fashion or at all, which may impede the ability of the Company to execute its growth strategy and/or have a material adverse effect on its business, financial condition and results of operations.

Failure to comply with data privacy and data protection laws in processing and transferring personal data across jurisdictions may subject the Company to fines, and the enactment of more stringent data privacy and data protection laws may increase its compliance costs.

Any inability by the Company to adequately address privacy and security concerns could result in expenses and liabilities, and an adverse impact on the Company. Moreover, international privacy and data security regulations may become more complex and have greater consequences. Europe’s General Data Protection Regulation, or the GDPR, governs the collection and use of personal data of data subjects in the European Economic Area and extraterritorially as well, and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when the Company contracts third-party processors in connection with the processing of the personal data. The GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit the Company’s ability to use and share personal data or could cause its costs to increase, and harm its business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

In addition to the GDPR, the Company is also subject to data privacy and security laws in other jurisdictions in which it operates. Developing new regulations regarding artificial intelligence and data use more broadly continue to add to the complexity of the legal environment and managing the privacy elements of these new rules will be critical to our ability to serve our clients as well as to achieve operational efficiencies.

Any future failure by the Company to comply with the GDPR or other applicable data privacy and security laws could have a material adverse effect on its business, results of operations or financial condition. Industry groups also impose self-regulatory standards that bind the Company by their incorporation into the contracts that the Company executed and failing to comply with such standards could have a binding impact on its business.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations.

The Company is subject to laws, regulations and rules enacted by national, regional and local governments and the listing requirements of Nasdaq. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.

Any failure or perceived failure to comply with laws and/or regulations, which may change from time to time, in one or more of the jurisdictions in which it operates, could subject the Company to legal actions and materially adversely affect its results of operations and financial condition.

The Company’s business is subject to laws, regulations and rules enacted by national, regional and local governments, which may change from time to time. The Company also provides support to clients in highly regulated sectors, including banking, healthcare, insurance and utilities, which in some cases will result in the clients placing contractual obligations on the Company to comply with certain rules and regulations applicable to those sectors in the performance of its services. Currently there are no sector specific licenses or authorizations required for the Company to provide such services.

Any failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations. Furthermore, if the Company’s business becomes subject to additional laws and/or regulations in one or more of the jurisdictions in which it operates, including as a result of changing laws or regulations, changing interpretations of previously enacted laws or regulations, or increased oversight, then a failure to comply with such laws and/or regulations could subject the Company to legal actions and/or otherwise adversely affect its ability to continue its operations as they are currently conducted or are expected to be conducted in the future.

The invasion of Ukraine by Russia, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United Kingdom, the European Union, and others, has caused, and may continue to cause, significant economic and social disruption, and its impact on the Company’s business is uncertain.

The ongoing military conflict between Russia and Ukraine has created volatility in the global capital markets and is expected to have further global economic consequences. The economic sanctions and controls imposed by the United Kingdom, the European Union, and others on Russia have caused, and may continue to cause, significant economic and social disruption, and its impact on the Company’s business is uncertain.

In addition to adverse effects on the Company’s operations and on the wider global economy and market conditions, a continuation or escalation of the Russian invasion of Ukraine could result in significant increases in energy prices in Europe and other parts of the world. This has already resulted, and may continue to result, in clients and potential clients (both direct and indirect) of the Company diverting a larger proportion of their available cash towards paying their energy bills and delaying capital investments, particularly for purchases of software solutions such as the Company’s, which may be seen as “luxury” purchases under such conditions. Any of these impacts or increases in these conditions could, in turn, have a material adverse effect on the business, financial condition, cash flows, and results of operations of the Company and could cause the market value of its securities to decline.

COVID-19 caused a global health crisis that caused significant economic and social disruption, and a similar public health event could impact the Company’s business adversely.

The Company’s results of operations could in the future be materially adversely impacted by public health events similar to COVID-19. The global spread of COVID-19 created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic will, or a similar public health event could, continue to impact the Company’s business, operations and financial results will depend on numerous evolving factors that it may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken; the impact on economic activity; the effect on the Company’s clients and client demand for its services and solutions; the Company’s ability to sell and provide its services and solutions, including as a result of travel restrictions and people working from home; the ability of its clients to pay for its services and solutions; and any closures of its and its clients’ offices and facilities. The spread of the coronavirus caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, clients and business partners.

The Company may incur losses and liabilities resulting from an unfavorable outcome of pending or anticipated legal disputes.

From time to time, the Company and its subsidiaries may become involved in other legal proceedings, inquiries, claims and disputes in the ordinary course of its business. For example, a group of 71 former employees has brought a claim against a subsidiary of the Company related to their dismissals resulting from the closure of two production sites in France in 2020 (see Part I, Item 3, “Legal Proceedings” for further information). Although we believe we have adequately reserved for potential liabilities related to pending litigation, there can be no assurances that we have done so. In addition, litigation or potential claims can be time-consuming, divert management’s attention and resources, cause the Company to incur significant expenses or liability or require it to change its’ business practices. Because of the potential risks, expenses and uncertainties of litigation, the Company may, from time to time, settle disputes, even where it believes that it has meritorious claims or defenses. Because litigation is inherently unpredictable, the Company cannot assure you that the results of any of these actions will not have a material adverse effect on its business.

The Company operates in a number of jurisdictions and, as a result, may incur additional expenses in order to comply with the laws of those jurisdictions.

The Company’s business operates throughout Europe, and therefore, is required to comply with the laws of multiple jurisdictions. These laws regulating the internet, payments, payments processing, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wages and hours, worker classification, background checks, and recruiting and staffing companies, among others, could be interpreted to apply to us, and could result in greater rights to competitors, users, and other third parties. Compliance with these laws and regulations may be costly, and at times, may require the Company to change its business practices or restrict its product offerings, and the imposition of any such laws or regulations on it, its clients, or third parties that the Company or its clients utilize to provide or use its services, may adversely impact its revenue and business. In addition, the Company may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

Cybersecurity issues, vulnerabilities, and criminal activity resulting in a data or security breach could result in risks to the Company’s systems, networks, products, solutions and services resulting in liability or reputational damage.

The Company collects and retains large volumes of internal and client data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and its various information technology systems enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. Safeguarding client, employee and the Company’s own data is a key priority for the Company, and its clients and employees have come to rely on it for the protection of their personal information. Augmented vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the Company’s security and the security of its clients, partners, suppliers and third-party service providers, and to the confidentiality, availability and integrity of data owned by the Company or its clients. Despite the Company’s efforts to protect sensitive, confidential or personal data or information, it may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of its systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Despite protective measures, the Company may not be successful in preventing security breaches which compromise the confidentiality and integrity of this data. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, the Company remains vulnerable to such threats.

The sensitive, confidential or personal data or information that the Company has access to is also subject to privacy and security laws, regulations or client imposed controls. The regulatory environment, as well as the requirements imposed on the Company by the industries it serves governing information, security and privacy laws is increasingly demanding. Maintaining compliance with applicable security and privacy regulations may increase the Company’s operating costs and/or adversely impact its ability to provide services to its clients. Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of client, employee or the Company data which could harm the Company’s reputation or result in remedial and other costs, fines or lawsuits. In addition, a cyber-related attack could result in other negative consequences, including damage to the Company’s reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Fraud, employee negligence, and unauthorized access, including, malfunctions, viruses and other events beyond the control of the Company, may lead to the misappropriation or unauthorized disclosure of sensitive or confidential information the Company processes, stores and transmits, including personal information, for its clients. Such failure to prevent or mitigate data loss or other security breaches, including breaches of its vendors’ technology and systems, could expose the Company or its clients to a risk of loss or misuse of such information, adversely affect its operating results, result in litigation or potential liability for it and otherwise harm its business. As a result, among other things, the Company may be subject to monetary damages, regulatory enforcement actions or fines under the GDPR in the European Union or the United Kingdom. In addition to any legal liability, data or security breaches may lead to negative publicity, reputational damage and otherwise adversely affect the results of operations of the Company.

Risks Related to the Business Combination and Owning Our Common Stock

The focus and resources of the Company’s management may be diverted from operational matters and other strategic opportunities.

Completion of the Business Combination placed a significant burden on management and other internal resources of the Company. The diversion of management’s attention and any difficulties encountered in the period following the closing of the Business Combination could harm the Company’s business, financial condition, results of operations and prospects and those of the Company. In addition, uncertainty about the effect of the Business Combination on the Company’s employees, consultants, clients, suppliers, partners, and other third-parties, including regulators, may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel.

The Company has a limited public float, which adversely affects trading volume and liquidity, and may adversely affect the price of the Common Stock and access to additional capital.

As of March 28, 2024, ETI and Cantor own approximately 72.3% and 20.1% of our outstanding shares of Common Stock. All of ETI’s shares, and the majority of Cantor’s shares of Common Stock are subject to restrictions on resale until the earlier of (1) November 29, 2024 and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, unless such restrictions are earlier waived. The aggregate number of shares of our Common Stock owned by Cantor and BTC International represent approximately 91.3% of our outstanding shares of Common Stock.

Due to the limited public float, the trading price of Common Stock may fluctuate widely due to various factors, including the volume of purchase or sales of Common Stock relative to the public float. The sale of shares of Common Stock registered hereunder could have a significant negative impact on the public trading price of Common Stock. The limited public float could adversely affect the Company’s business and financing opportunities, and may make it difficult for you to sell your Common Stock at a price that is attractive to you.

The Company is an “emerging growth company” within the meaning of the Securities Act and it has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make the Company’s securities less attractive to investors and may make it more difficult to compare the Company’s performance with other public companies.

The Company is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act and intends to elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, holders of our securities and potential investors may not have access to certain information they may deem important. There can be no assurances whether investors will find the Company’s securities less attractive because of such exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of the Company’s securities may be lower than they otherwise would be, there may be a less active trading market for the Company’s securities and the trading prices of the securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Pursuant to the JOBS Act, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as it is an “emerging growth company”.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal controls over financial reporting, and generally requires in the same report an attestation by a public company’s independent registered public accounting firm on the effectiveness of its internal controls over financial reporting. The Company will be required to provide management’s report on internal controls effective with respect to the year ended December 31, 2024, in accordance with applicable SEC guidance. Refer to Item 9A for more information.

However, under the JOBS Act, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until it is no longer an “emerging growth company.” The Company could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following March 16, 2026, the fifth anniversary of the IPO, (b) in which the Company has total annual gross revenue of at least $1.235 billion, (c) the Company’s non-convertible debt issued within a three year period exceeds $1 billion, or (d) if the market value of the Company’s shares that are held by non-affiliates exceeds $700 million on the last day of its second fiscal quarter.

Substantial future sales of shares of Common Stock could cause the market price of our shares of Common Stock to decline.

As of March 28, 2024 our Common Stock was beneficially owned by ETI, representing 21,802,689 shares (approximately 72.3% of our outstanding Common Stock at March 28, 2024) and by Cantor, representing 6,064,404 shares, as reported in a Schedule 13D Amendment No. 2 filed with the SEC on March 14, 2024 (approximately 20.1% of our outstanding Common Stock at March 28, 2024). Subject to the expiration or waiver of any applicable lock-up restrictions, each of Cantor and ETI will be permitted to resell all of their shares with the resale registration statement we filed with the SEC, which was declared effective on February 13, 2024, remains effective. The resale, or expected or potential resale, of a substantial number of shares of Common Stock in the public market could adversely affect the market price for shares of Common Stock and make it more difficult for you to sell your shares of Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that the selling securityholders under the resale registration statement will continue to offer the securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering may continue for an extended period of time.

The provision of the Company’s Charter that authorizes the Board to issue preferred stock from time to time based on terms approved by the Board may delay, defer or prevent a tender offer or takeover attempt that public stockholders might consider in their best interest.

The provision of the Company’s Charter that authorizes the Board to issue preferred stock from time to time based on terms approved by the Board may delay, defer or prevent a tender offer or takeover attempt that you might consider in your best interest. Authorized but unissued preferred stock may enable the Board to render it more difficult or to discourage an attempt to obtain control of the Company and thereby protect continuity of or entrench its management, which may negatively impact the market price of the Common Stock. If, in the due exercise of its fiduciary obligations, for example, the Board was to determine that a takeover proposal was not in the best interests of the Company, such preferred stock could be issued by the Board without stockholder approval in one or more private placements or other transactions that might prevent or render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or an insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

The Company’s Charter contains forum limitations for certain disputes between the Company and its stockholders that could limit the ability of stockholders to bring claims against the Company or its directors, officers and employees in jurisdictions preferred by stockholders.

The Company’s Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on the Company’s behalf, (ii) any lawsuit against the Company’s current or former directors, officers, employees or stockholders asserting a breach of a fiduciary duty owed by any such person to the Company or its stockholders, (iii) any lawsuit asserting a claim arising under any provision of the DGCL, the Company’s Charter or Bylaws (each, as in effect from time to time), or (iv) any lawsuit governed by the internal affairs doctrine of the State of Delaware. The foregoing forum provisions do not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. The Company’s Charter also provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with the Company or its directors, officers, employees or stockholders, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder.

There is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims.

In addition, notwithstanding the inclusion of the foregoing forum provisions in the Company’s Charter, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, the Company may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm the Company’s business, results of operations, and financial condition.

The Company does not expect to declare any dividends in the foreseeable future.

The Company does not anticipate declaring any cash dividends to holders of its Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Risks Related to Being a Public Company

The Company is a controlled company, and thus is eligible for exemptions from certain corporate governance rules of Nasdaq. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Company is considered a “controlled company” under the rules of Nasdaq. Controlled companies are exempt from the Nasdaq corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the Nasdaq requirements and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of Nasdaq. The Company has not taken advantage of any of the exemptions described above. If the Company uses some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

So long as ETI controls the Company, other holders of the Company’s Common Stock will have limited ability to influence matters requiring stockholder approval, and ETI’s interests may conflict with (or may be adverse to) the interests of the other holders of Common Stock. ETI, along with its directors and management team, may make decisions that adversely impact the Company’s other stockholders.

As of December 31, 2023, ETI beneficially owns approximately 72.3% of the Company’s outstanding shares of Common Stock. So long as this ownership and control continues, ETI, along with its directors and management team, including its Executive Chairman, Par Chadha, generally will have the ability to control the outcome of any matter submitted for the vote of Company’s stockholders, including the election and removal of directors, changes to the size of the Board, any amendment to the Company’s Charter and Bylaws, and the approval of any merger or other significant corporate transaction, including a sale of substantially all of the Company’s assets (other than in certain circumstances set forth in the Company’s Charter or Bylaws).

The interests of ETI may not coincide with (or may be adverse to) the interests of the other Company stockholders. ETI’s ability, subject to the limitations in the Company’s Charter and Bylaws, to control all matters submitted to the Company’s stockholders for approval will limit the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that its stockholders do not view as beneficial and/or that adversely affect the Company’s stockholders other than ETI. ETI may also pursue acquisition opportunities that may be complementary to the Company’s business, and, as a result, those acquisition opportunities may not be available to the Company. As a result of the foregoing, the market price of Common Stock could be adversely affected. In addition, the existence of a controlling stockholder of the Company may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. A third party would be required to negotiate any such transaction with ETI, and the interests of ETI with respect to such transaction may be different from the interests of Company’s stockholders other than ETI.

Considering the Company’s relationship with ETI and Par Chadha, stockholders are encouraged to review ETI’s public filings relating to the relationships between such parties and their respective affiliates.

The Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

The Company will face a significant increase in insurance, legal, accounting, administrative and other costs and expenses as a public company that the Company does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Company to carry out activities the Company has not been directly required to do (although ETI, as its parent and a public company, has been required to do so). For example, the Company has created new board committees and has adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs to rectify those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. Being a public company could make it more difficult or costly for the Company to obtain certain types of insurance, including director and officer liability insurance, and the Company may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. Being a public company could also make it more difficult and expensive for the Company to attract and retain qualified persons to serve on the Board, or Board committees or as executive officers. Furthermore, if the Company is unable to satisfy its obligations as a public company, it could be subject to delisting of its Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

There can be no assurance that the Company will be able to comply with the continued listing standards of Nasdaq.

The Company’s continued eligibility for listing may depend on a number of factors. If Nasdaq delists the Company’s shares from trading on its exchange for failure to meet the listing standards (including in the event the Company fails to satisfy the Nasdaq “round lot” holder requirement and/or public float requirement) and the Company is not able to list such securities on another national securities exchange, the securities of the Company could be quoted on an over-the-counter market. If this were to occur, the Company and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for the Company’s securities;
●	reduced liquidity for the Company’s securities;
●	a determination that the Common Stock is a “penny stock,” which will require brokers trading the Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Common Stock;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on the Company, except to the extent currently included or in the future covered in analysts’ reports on ETI. If no securities or industry analysts commence coverage of the Company, the Company’s share price and trading volume may likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding the Company’s Common Stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s shares of Common Stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has developed and maintained a comprehensive cybersecurity program which is integrated within the Company’s enterprise risk management program and encompasses the corporate and operational technology environments, as well as client-facing products and services. Our cybersecurity program has implemented a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity incidents and risks within an ever-changing threat landscape. We utilize cybersecurity policies and frameworks based on industry and government standards, including the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity program includes an incident response plan, which establishes (1) a framework for classifying security incidents according to their severity level, taking into account the nature and scope of the incident; and (2) protocols for the escalation of incident. The Company operates a 24 x 7 security operations center (“SOC”) which monitors our global cybersecurity solutions and production environments, and serves as a central location for the reporting of cybersecurity matters. The roles and responsibilities of the SOC and our cybersecurity team in the incident response context are established by the incident response plan, as well as in associated playbooks and other procedural documentation.

We partner with third parties to support and evaluate our cybersecurity program. Provided third-party services span areas including cybersecurity maturity assessments, incident response, penetration testing and consulting on best practices. Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our data or our systems. Third-party risks are included within our risk assessment of vendors, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

We also implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security and mobile device usage. We communicate these and other pertinent security issues or compliance changes through our regular internal communications cadence. Additionally, the Company has mandatory security awareness training addressing cybersecurity, privacy and confidential information.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. In June 2022, ETI experienced a previously disclosed network security incident which had material adverse impact and required ETI to, among other things, limit access to its applications and services by its employees and customers. In response, ETI incurred considerable costs to restore the security of its internal systems and networks and adopted various enhancements. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results or financial condition. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management and compliance programs.

Our cybersecurity program is led by our Chief Technology Officer (“CTO”), who has two decades of experience in various cybersecurity, software development, product management, and other technology-related roles. Our CTO oversees teams across the company supporting our security functions of identify, prevent, detect, respond, and recover. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions.

Our Audit Committee receives periodic reports from our CTO and management on our cybersecurity risks and the current threat landscape trends. In addition, management will update the Board directly, as necessary, regarding cybersecurity incidents. The full Board also receives presentations on cybersecurity topics from our CTO and other security management staff as part of the Board’s continuing education on topics that impact the Company.

ITEM 2.  PROPERTIES

We lease and own numerous facilities across several European countries and Morocco. The size of our active property portfolio as of December 31, 2023 was in excess of 600,000 square feet (sq. ft.) and comprised of 30 leased properties and 2 owned properties including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources.

Many of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) an operating facility in Egham, England with an approximately building area of 11,000 sq. ft., and (ii) an operating facility in Dublin, Ireland with an approximate building area of 25,000 sq. ft. We also maintain an operating presence at approximately 7 client sites.

Our properties are suitable to deliver services to our clients for each of our business segments. Our management believes that all of our properties and facilities are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the Labor Court on June 9, 2022. Conciliation hearings at the Labor Court were held on September 27, 2022, December 13, 2022, March 7, 2023, September 5, 2023 and November 14, 2023.

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million, however the court’s decision does not increase the Company’s anticipated exposure for the overall claim. The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing was scheduled for March 7, 2024 and has been rescheduled for April 8, 2024.

The substantive hearing was held on February 16, 2024 and a decision is expected at the end of June 2024.

The Company is in settlement discussions with plaintiff’s counsel. As of March 22, 2024, the Company reached a number of in principle settlements with a certain number of claimants. The settlement negotiations for the remaining claimants are ongoing simultaneously with the court proceedings although there is no certainty the in principle settlements or ongoing negotiations will result in settlement agreements. The Company accrued $2.2 million in accrued liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, based on the estimate of the range of possible losses.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq Global Market under the symbol “XBP”. Our Warrants are listed on the Nasdaq Capital Market under the symbol “XBPEW”.

Stockholders

As of March 28, 2024 there were approximately 249 registered holders of record of our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Issuer Purchases of Equity Securities During the Year Ended December 31, 2023

None.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2023 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of our clients. The Company serves over 2,000 clients of varying sizes and across multiple industries. We believe our business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

The Company’s digital foundation was developed to deliver fully outsourced solutions to address current and evolving client needs. The Company hosts its products both on client premises and as a SaaS offering in the cloud. These offerings, along with several hybrid solutions are available to clients based on the client’s needs and preferences. When distributing its licenses, the Company offers a flexible model, whereby clients may choose among licenses covering a maximum number of transactions, multi-year term licenses with flexible renewal options, perpetual licenses, or per user subscriptions.

The Company’s primary source of revenue stems from transactions processed by its products, including bills and payments processing and constitutes the dominant part of revenue in our larger, Bills & Payments reporting segment. Other sources of revenue include the sale of recurring software licenses and professional services, perpetual software licenses, as well as hardware solutions and related maintenance and constitute our other, Technology reporting segment. The Company offers an industry-agnostic and cross-departmental suite of products, which center around finance and accounting (“F&A”) solutions and services comprised of the XBP Platform, Request to Pay, enterprise information management, Digital Mailroom, business process management and workflow automation, and integrated communication services. The Company also offers core industry solutions for the banking and financial services sector, and has, as a consequence of the COVID-19 pandemic, rolled out a suite of Work From Anywhere (“WFA”) applications with enterprise software for connectivity and productivity to enable remote work.

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of December 31, 2023, the Company had approximately 1,500 employees (of which 190 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

History

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the Closing, it became a wholly owned subsidiary of XBP Europe Holdings, Inc (the “Company” or “XBP Europe”) and its shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

Recent developments

Merger Agreement

On October 9, 2022, XBP Europe, Inc. entered into the Merger Agreement with CF VIII, BTC International and Merger Sub. Pursuant to the Merger Agreement, Merger Sub, a newly formed subsidiary of CF VIII, merged with and into XBP Europe, Inc., with XBP Europe, Inc. surviving the Merger.

The Merger was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, CF VIII was treated as the “acquired” company for financial reporting purposes. Accordingly, the Merger was treated as the equivalent of the Company issuing stock for the net assets of CF VIII, accompanied by a recapitalization. The net assets of CF VIII were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were those of the Company.

As a consequence of the Merger, XBP Europe Holdings, Inc. became the successor to CF VIII, which required the Company to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The Company expects to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Company’s Business

The Company believes that its performance and future success depend upon several factors that present significant opportunities for us but also pose risks and challenges including those discussed below and in the section of this Annual Report titled “Risk Factors.”

Investment in Technology

The Company’s revenue growth depends heavily upon its ability to ensure a timely flow of competitive products, services and technologies to the marketplace while also leveraging its domain expertise. Through regular and sustained investment, licensing of intellectual property and acquisition of third-party businesses and technology, the Company continues to develop new knowledge platforms, applications and supporting service bundles that enhance and expand its existing suite of services. These efforts will require the Company to invest significant financial and other resources.

Acquiring new clients

The Company plans to continue developing new long-term, strategic client relationships, particularly where there is an opportunity to deliver a wide range of capabilities that have a meaningful impact on clients’ business outcomes. As such, the Company plans to leverage the solutions it has already introduced in some European markets, like Confirmation of Payee or Request To Pay, that are part of its XBP platform, and offer them to clients in other European markets as well as solutions and products within its F&A offering such as the ERP data consolidation solution. With the launch of XBP Omnidirect and Reaktr.ai, we are looking to expand our client base. Additionally, the Company continues to evaluate becoming a registered payment service provider to supplement its existing solutions and services. The Company believes there is a long-term opportunity to expand in these markets to serve new clients.

The Company’s ability to attract new clients also depends on a number of factors, including the effectiveness and pricing of its products, its competitors’ offerings, and successfully executing its marketing efforts. Acquisition of new clients is expected to have a positive impact on the Company’s long-term profitability and operations.

Expanding the Company’s relationships with existing clients

In addition to acquiring new clients, the Company intends to continue retaining existing clients and pursue cross-selling and up-selling opportunities. With an existing base of over 2,000 clients, the Company believes there are meaningful opportunities to offer a bundled suite of services and to be a “one-stop-shop” for its clients’ bills and payments automation and broader digital transformation journeys.

The Company’s ability to influence clients to process more transactions and payments on its platforms has a direct impact on its revenue. As such, the Company offers a full suite of solutions by bundling integrated accounts payable and receivables, payment solutions, F&A services, master data management, reporting analytics along with integrated communication services for enterprise and small and medium businesses.

Our Segments

Our two reportable segments are Bills & Payments and Technology. These segments are comprised of significant strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients based on their respective industries.

Bills and Payments: The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. The Company offers automation of AP and AR processes and through an integrated platform, seeks to integrate buyers and suppliers across Europe. This business unit also includes our digital transformation revenue, which is both project based and recurring.

Technology: The Technology business unit primarily focuses on sales of recurring and perpetual software licenses and related maintenance, hardware solutions and related maintenance and professional services.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

●	Revenue by segment;
●	Gross profit by segment; and
●	Adjusted EBITDA (which is a non-GAAP financial measure).

Revenue by segment

We analyze our revenue by comparing actual monthly revenue to internal projections and prior periods across our operating segments in order to assess performance, identify potential areas for improvement, and determine whether segments are meeting management’s expectations.

Gross profit by segment

The Company defines Gross Profit as revenue less cost of revenue (exclusive of depreciation and amortization). The Company uses Gross Profit by segment to assess financial performance at the segment level.

Non-GAAP Financial Measures

To supplement its financial data presented on a basis consistent with GAAP, this Annual Report contains certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA. The Company has included these non-GAAP financial measures because they are financial measures used by management to evaluate the Company’s core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments. These measures exclude certain expenses that are required under GAAP. The Company excludes these items because they are non-recurring or non-cash expenses that are determined based in part on the Company’s underlying performance.

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus restructuring and related expenses, related party management fee and royalties, foreign exchange gains or losses, changes in fair value of warrant liability, and non-recurring transaction costs incurred in connection with the Business Combination.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net income/loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non-GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net Loss	$(11,047)	$(7,929)
Income Tax Expenses	606	2,562
Interest expense including related party interest expense, net	7,195	3,037
Depreciation and amortization	3,851	4,390
EBITDA	605	2,060
Restructuring and related expenses(1)	6,671	2,247
Related party management fee and royalties(2)	1,355	5,401
Foreign exchange losses, net	593	1,184
Changes in fair value of warrant liability	(597)	—
Transaction Fees(3)	2,970	3,595
Adjusted EBITDA	$11,597	$14,487
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.
(2)	Primarily represents management fee incurred in exchange for services, which included provision of legal, human resources, corporate finance, and marketing support. The management services agreement was terminated in connection with the Business Combination and was replaced by the related party service fee pursuant to the Services Agreement which reduced the fee and modified the services provided.
(3)	Represents transaction costs incurred as part of the Business Combination.

Key Components of Revenue and Expenses

Revenue

The Company earns revenue from transactions processed using its products and services. In addition, the Company also sells recurring and perpetual software licenses, as well as maintenance and other professional services. Licensing options are flexible and clients can purchase a license covering a maximum number of transactions, multi-year term licenses with flexible renewal options and per-user subscriptions. The Company derives a majority of its revenue from transactions processing as well as from the sale of licenses and technology implementation services.

Related party revenue — Related party revenue consists of sales of the above products or services to related parties.

Costs and Expenses

Cost of revenue — Cost of revenue consists primarily of salaries and employee benefits, including performance bonuses, facility costs and cost of products.

Related party cost of revenue — Related party cost of revenue consists of the cost of the products or services purchased or acquired from related parties, plus a related party transfer pricing markup.

Selling, general and administrative expenses — Selling, general and administrative expenses consist primarily of administrative personnel and officers’ salaries and benefits including performance bonuses, legal and audit expenses, insurance, operating lease expenses (mainly facilities and vehicles) and other facility costs.

Related party expenses — Related party expenses primarily consist of the shared service cost, service fee, royalties and related party management fee which was replaced by the related party service fee in connection with the Business Combination.

Depreciation and amortization — Depreciation and amortization of intangible assets expenses consist of depreciation of property and equipment and amortization of client relationship asset.

Interest expense, net — Interest expense consists of interest related to pensions, debt, and finance leases.

Related party interest expense — Related party interest expense consists of interest incurred on amounts due to related parties.

Foreign exchange losses, net — Foreign exchange losses, net is comprised of losses and gains due to foreign currency remeasurement that are netted together for reporting purposes.

Changes in fair value of warrant liability – Changes in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued as part of the consummation of the Business Combination. The change in fair value of Private Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model. The warrant liability was measured at fair value initially on November 29, 2023 and is remeasured at the end of each subsequent reporting period.

Other income, net — Other income, net consists of expected return on employee benefit plan assets, amortization of prior service cost and amortization of net loss.

Income tax expense — Income taxes consist primarily of income taxes related to federal, and foreign jurisdictions in which the Company conducts its business. The Company maintains a full valuation allowance on net deferred tax assets for its U.S. federal taxes and certain foreign and state taxes as the Company has concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (US dollars in thousands)

	Years Ended December 31,
	2023	2022
Revenue:
Bills and Payments	$121,851	$136,858
Technology	44,719	43,634
Revenue, net	166,570	180,492
Cost of revenue (exclusive of depreciation and amortization):
Bills and Payments	107,794	114,297
Technology	19,738	22,490
Total cost of revenues	127,532	136,787
Selling, general and administrative expenses (exclusive of depreciation and amortization)	34,683	32,956
Related party expense	4,683	8,309
Depreciation and amortization	3,851	4,390
Operating loss	(4,179)	(1,950)
Interest expense, net	5,224	3,062
Related party interest expense (income), net	1,971	(25)
Foreign exchange losses, net	593	1,184
Changes in fair value of warrant liability	(597)	—
Other income, net	(929)	(804)
Net loss before income taxes	(10,441)	(5,367)
Income tax expense	606	2,562
Net loss	$(11,047)	$(7,929)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the year ended December 31, 2022.

Revenue

For the year ended December 31, 2023, our revenue on a consolidated basis decreased by $13.9 million, or 7.7%, to $166.6 million (including related party revenue of $0.2 million) from $180.5 million (including related party revenue of $0.1 million) for the year ended December 31, 2022. On a constant currency basis, revenue declined by 8.4% or $15.2 million, offset by the positive impact of foreign currency accounting for 0.7% or $1.3 million.

Bills & Payments and Technology segments constituted 73.2%, and 26.8%, respectively, of our total revenue for the year ended December 31, 2023, compared to 75.8%, and 24.2%, respectively, for the year ended December 31, 2022. The revenue changes by reporting segment were as follows:

Bills & Payments — Revenue attributable to bills and payments segment was $121.9 million for the year ended December 31, 2023 compared to $136.9 million for the year ended December 31, 2022. The revenue decline of $15.0 million, or 11.0%, is primarily attributable to completion of one time projects, lower volumes and a client contract end, offset by the positive impact of newly won business. On a constant currency basis, revenue declined by 11.7% or $16.0 million, offset by the positive impact of foreign currency accounting for a 0.7% or $1.0 million.

Technology — For the year ended December 31, 2023, revenue attributable to the Technology segment increased by $1.1 million, or 2.5%, to $44.7 million from $43.6 million for the year ended December 31, 2022. The revenue increase in the Technology segment was largely due to a higher volume of software licenses sold and an increase in technology implementation and professional services revenue, which was partially offset by lower hardware revenues. On a constant currency basis, revenue increased by 1.7% or $0.8 million, while a positive impact of foreign currency accounted for another 0.8% or $0.3 million.

Cost of Revenue

For the year ended December 31, 2023, the cost of revenue decreased by $9.3 million (including decrease in related party cost of $0.4 million), or 6.8%, compared to the year ended December 31, 2022. Total cost of revenue decreased by 8.0% or $10.9 million on a constant currency basis, offset by the positive impact of foreign currency of 1.2% or $1.6 million, when compared to the cost of revenue for the year ended December 31, 2022.

In the Bills & Payments segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs to the Bills & Payments segment decreased by $6.5 million, or 5.7%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by 6.9% or $7.9 million, offset by the positive impact of foreign currency of 1.2% or $1.4 million.

The cost of revenue in the Technology segment decreased by $2.8 million, or 12.2%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment decreased by 13.4% or $3.0 million, offset by the foreign currency impact accounting for 1.2% or $0.3 million.

The increase in cost of revenues as a percent of revenue on a consolidated basis was primarily due to an increase in cost of supplies for resale and external services. Cost of revenue for the year ended December 31, 2023 was 76.6% of revenue compared to 75.8% of revenue for the year ended December 31, 2022.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.7 million, or 5.2%, to $34.7 million for the year ended December 31, 2023, compared to $33.0 million for the year ended December 31, 2022. The increase was primarily attributable to transaction expenses incurred in connection with the Business Combination and restructuring expenses, partially offset by reduced operating lease and facility expenses for the year ended December 31, 2023 relative to the year ended December 31, 2022. SG&A expenses increased as a percentage of revenue to 20.8% for the year ended December 31, 2023 as compared to 18.3% for the year ended December 31, 2022.

Related Party Expenses

Related party expense was $4.7 million for the year ended December 31, 2023 compared to $8.3 million for the year ended December 31, 2022. The decrease was primarily driven by a decrease in the management fee. On October 9, 2022, the management fee was terminated in connection with the execution of the Merger Agreement and was replaced by the related party service fee which reduced the fees and modified the services provided.

Depreciation & Amortization

Total depreciation and amortization expense was $3.9 million and $4.4 million for the years ended December 31, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $0.5 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of the useful lives for certain intangible assets during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Expense

Interest expense was $5.2 million for the year ended December 31, 2023, compared to $3.1 million for the year ended December 31, 2022, largely due to higher pension interest cost and an increase in borrowing costs due to an increase in relevant borrowing reference rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Related Party Interest Expense, Net

Related party interest expense, net was $2.0 million for the year ended December 31, 2023 and was $2.0 million higher compared to related party interest income, net of $25 thousand for the year ended December 31, 2022. Increase in the related party interest expense, net was due to an elimination of a related party interest receivable as required by the Ultimate Parent Support Agreement.

Foreign Exchange Losses, net

Foreign exchange losses were $0.6 million for the year ended December 31, 2023 compared to foreign exchange losses of $1.2 million for the year ended December 31, 2022 primarily due to a reduction in unrealized foreign exchange losses for the year ended December 31, 2023 relative to the year ended December 31, 2022.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the year ended December 31, 2023 was a gain of $0.6 million. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between November 29, 2023 and the end of the reporting period, December 31, 2023.

Other Income, net

Other income, net was $0.9 million for the year ended December 31, 2023 compared to other income, net of $0.8 million for the year ended December 31, 2022. The increase in income was primarily due to an increase in pension-related income recorded in the year ended December 31, 2023.

Income Tax Expense

The Company had an income tax expense of $0.6 million for the year ended December 31, 2023 compared to an income tax expense of $2.6 million for the year ended December 31, 2022. The decrease in tax expense over prior year is largely due to decrease in profitability in France.

Liquidity and Capital Resources

Overview

At December 31, 2023 and 2022 cash and cash equivalents totalled $6.9 million and $7.5 million, respectively.

The Company currently expects to spend approximately $1.5 to $2.5 million on total capital expenditures over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of December 31, 2023, and in comparison to December 31, 2022, total debt decreased by $2.8 million primarily due to repayments of term loans, and due to the entry into the Amended Factoring Agreement on September 15, 2023, which resulted in an off-balance sheet treatment of the Secured Borrowing Facility.

The Company has utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the fourth quarter 2023, the Company paid a significant portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes will be paid by the end of fiscal 2025, or later, as per deferment timeline as established by local laws and regulations.

The Company believes the current cash, cash equivalents and cash flows from financing activities, including the reduction in cash used in principal repayment on borrowings under factoring arrangement, are sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, the

Company may need to raise additional capital. The Company may require funding for a variety of reasons, including, but not limited to, cost overruns for reasons outside of its control and it may experience slower sales than anticipated. If the Company’s current cash on hand is not sufficient to meet its financing requirements for the next twelve months, it may have to raise funds to allow it to continue to operate its business and execute on its business plan. The Company cannot be certain that funding will be available on acceptable terms or at all particularly given the amount of Company securities being offered, the terms of such securities and the potential duration of any offering. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact the Company’s ability to conduct business or return capital to investors. If the Company is unable to raise additional capital on acceptable terms, it may have to significantly scale back, delay or discontinue certain businesses, restrict its operations or obtain funds by entering into agreements on unattractive terms.

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$(1,535)	$9,890
Net cash used in investing activities	(2,669)	(6,366)
Net cash used in financing activities	(305)	(1,329)
Subtotal	(4,509)	2,194
Effect of exchange rates on cash and cash equivalents	3,941	2,369
Net increase (decrease) in cash and cash equivalents	(568)	4,562

Analysis of Cash Flow Changes between the years ended December 31, 2023 and 2022

Operating Activities — Net cash used in operating activities was $1.5 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $9.9 million for the year ended December 31, 2022. The decrease of $11.4 million in cash provided by operating activities was largely due to a higher net loss driven by transaction expenses, inflows related to accounts receivable and accrued expenses and other liabilities, both of which were partially offset by higher outflows from accounts payable.

Investing Activities — Net cash used in investing activities was $2.7 million for the year ended December 31, 2023, compared to net cash used in investing activities of $6.4 million for the year ended December 31, 2022. The decrease of $3.7 million in cash used in investing activities was a result of a purchase of the Company’s Irish headquarters in Dublin, Ireland, which took place during the year ended December 31, 2022.

The cash outflow of $2.7 million in investing activities for the year ended December 31, 2023 was primarily due to additions to property, plant and equipment in 2023.

Financing Activities — Net cash used in financing activities was $0.3 million for the year ended December 31, 2023, compared to net cash used in financing activities of $1.3 million for the year ended December 31, 2022. The decrease of $1.0 million in cash used in financing activities for the year ended December 31, 2023 was primarily due to proceeds from the Business Combination offset by repayments under the securitization facility.

Indebtedness

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to our clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under “Current portion of long-term debt” on the consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. The Company incurred interest expense of $0.6 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, related to the Secured Borrowing Facility. As of December 31, 2023 and 2022, the outstanding balances payable under the Secured Borrowing Facility were $0.1 million and $4.1 million, respectively.

On September 15, 2023, the relevant entities entered into an amendment to the Secured Borrowing Facility (the “Amended Factoring Agreement”) to convert the existing arrangement into a non-recourse factoring program wherein an unrelated third party (the “Factor”) shall provide financing to certain subsidiaries of the Company by purchase of certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The relevant entities shall have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable shall no longer be available to satisfy creditors of the relevant entities.

The Company accounted for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and treats it as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of account receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows.

During the year ended December 31, 2023, the Company factored accounts receivable invoices totaling approximately $6.8 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.3 million for the year ended December 31, 2023, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. On October 29, 2023, the maturity of the Revolving Credit Facility was extended to January 31, 2025. On March 14, 2024 the maturity was further extended to April 30, 2025. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $0.4 million, and $6.4 million, respectively. As of December 31, 2022, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $1.0 million, and $6.0 million, respectively.

The 2019 Credit Agreement contains financial covenants including, but not limited to (a) a Combined Cashflow Coverage Ratio, which measures the ratio of (i) Combined Cashflow and (ii) Debt Service defined as finance charges in addition to mandatory repayments in respect to the 2019 Credit Agreement, (b) Combined Interest Coverage Ratio, which measures the ratio of (i) Combined EBITDA to (ii) Combined Finance Charges, (c) a Combined Total Net Leverage Ratio, which measures the ratio of (i) Combined Net Indebtedness in respect to the last day of the most recent period to (ii) EBITDA, (d) Guaranteed Intragroup Balances, (e) the Loan to Market Value defined as the Facility A Loan outstanding to the market value of the property in each case, as defined in the 2019 Credit Agreement. The term “Combined” refers to the UK Subsidiary and its wholly-owned subsidiaries.

The 2019 Credit Agreement and indenture governing the Secured Credit Facility contains limitations on the ability of the UK subsidiary to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments (ii) substantial changes of the general nature of the business, (iii) acquisition of a company, (iv) enter a joint venture, (v) or effect a dormant subsidiary to commence trading or cease to satisfy the criteria of a dormant subsidiary.

The UK Subsidiary’s obligations under the 2019 Credit Agreement are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly owned subsidiaries. The 2019 Credit Agreement and the 2022 Committed Facility Agreement (defined below) contain cross default provisions which relate to the UK Subsidiary and its subsidiaries, but not any other entities within the consolidated group.

At inception, borrowings under the Secured Credit Facility bore interest at a rate per annum equal to the LIBOR plus the applicable margin of 2%, 2.5%, and 3% per annum for the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility respectively. Effective October 29, 2021, borrowings under the Revolving Credit Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 3%. Effective December 31, 2021, borrowings under the Term Loan A Facility and the Term Loan B Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 2% and 2.5%, respectively.

In June 2020, the UK Subsidiary entered into an amendment to the 2019 Credit Agreement, to provide an additional aggregate principal amount of £4.0 million under a credit agreement (the “Revolving Working Capital Loan Facility” or “2020 Credit Agreement”) together with Revolving Credit Facility (the “Revolving Credit Facilities”). At the inception of the Revolving Working Capital Loan Facility, the borrowing bore an interest rate per annum equal to the LIBOR plus the applicable margin of 3.5% per annum. Effective December 31, 2022, borrowings under the Revolving Working Capital Loan Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 3.5%.

The Revolving Working Capital Loan Facility matures on January 31, 2025 subject to compliance with financial covenants (the term was extended on October 29, 2023). On March 14, 2024 the maturity was further extended to April 30, 2025. As of December 31, 2023 and 2022, the Revolving Working Capital Loan Facility had an outstanding principal balance of $6.4 million and $4.8 million, respectively.

As of December 31, 2023, the Company had $11.4 million in outstanding principal balance and less than $0.1 million available for additional borrowings under the Revolving Credit Facilities to the extent the Company’s compliance with financial covenants permits such borrowings.

As of December 31, 2023 and 2022, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”), which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. As of December 31, 2023 and 2022, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million and $1.6 million, respectively.

The 2022 Committed Facility Agreement contains financial covenants including, but not limited to (a) a Combined Debt Service Coverage Ratio, which measures the cashflow less dividends, net capital expenditure, and taxation relative to the debt service for that relevant period, (b) interest cover, which measures EBITDA relative to the aggregate of (i) interest charges and (ii) interest element of finance leases in any relevant period, (c) Total Net Debt to

EBITDA, which measures the total net debt relative to EBITDA for any relevant period, and (d) loan to market value, which measures the loan as a percentage of the aggregate market value of The Property. The term “Combined” refers to the UK subsidiary and its wholly-owned subsidiaries.

As of December 31, 2023 and 2022, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

Changes to Covenant Ratios and Compliance

The Company is not aware of any changes in the required covenant ratio under the 2019 Credit Agreement or the 2022 Committed Facility Agreement at future compliance dates. The Company continually monitors its compliance with the covenants. The Company believes it will remain in compliance with all such covenants for the next 12 months based on the expected future performance; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future. The Company believes there are multiple mechanisms available to the Company in case of non-compliance with the provisions of any of its debt covenants, which would ensure ongoing sufficient liquidity for the Company, including but not limited to, entering into bona fide negotiations with its lenders to amend the existing facilities as appropriate, refinancing existing credit facilities with alternative providers of capital or curing any potential breaches.

Restructuring Activities

In the fourth quarter of 2023, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities by rightsizing its workforce in certain regions. Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued compensation and benefits on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

Potential Future Transactions

We may, from time to time, explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Business Combination, certain of our stockholders have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

Critical Accounting Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the combined financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report.

Goodwill and other intangible assets:    Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Benefit Plan Accruals:    The Company has defined benefit plans in the UK, Germany, Norway and France under which participants earn a retirement benefit based upon a formula set forth in the respective plans. The Company records annual amounts relating to its pension plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, and compensation increases. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so.

Impairment of goodwill, long-lived and other intangible assets:    Long-lived assets, such as property and equipment and finite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of the carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. The Company’s cash flow estimates are based upon, among other things, historical results adjusted to reflect the Company’s best estimate of future market rates, and operating performance. Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, using the appropriate discount rates, and determining salvage values. The estimate of fair value represents the Company’s best estimates of these factors, and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows, which is the reporting unit level for us. Changes to the key assumptions related to future performance and other economic factors could adversely affect the impairment valuation.

The Company conducts its annual goodwill impairment tests on October 1 of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, the Company’s annual impairment test utilizes valuation multiples of publicly traded peer companies. For the Discounted Cash Flow Method, the annual impairment test utilizes discounted cash flow projections using market participant weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets and liabilities to reporting units, and determination of fair value. The determination of reporting unit fair value is sensitive to the amount of Revenue and EBITDA generated by us, as well as the Revenue and EBITDA market multiples used in the calculation. Additionally, the fair value is sensitive to changes in the valuation assumptions such as expected income tax rate, risk-free rate, asset beta, and various risk premiums. Unanticipated changes, including immaterial revisions, to these assumptions could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

Warrants:    The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance.

We determined upon further review of the warrant agreements, that while Public Warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815 to be classified in stockholders’ deficit and are not subject to remeasurement provided that the warrants continue to meet the criteria for equity classification.

Similarly, Private Warrants meet the definition of a derivative, however they don’t meet the equity scope exception in ASC 815 and are subject to remeasurement. Private Warrant liability shall be measured at fair value on transaction closing date, with changes in fair value each period recognized in the consolidated statements of operations.

Revenue:    The Company accounts for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the client, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with clients, primarily relating to the provision of business and transaction processing services within each of the segments. The Company does not have any significant extended payment terms, as payment for invoices issued is received shortly after goods are delivered or services are provided. Refer to Note 3 — Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 contained elsewhere in this Annual Report for additional information regarding the Company’s revenue recognition policy.

Income Taxes:    We account for income taxes by using the asset and liability method. We account for income taxes regarding uncertain tax positions and recognize interest and penalties related to uncertain tax positions in income tax benefit/(expense) in the consolidated statements of operations.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

We engage in transactions (such as acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Significant judgment is required by us in assessing and estimating the tax consequences of these transactions. While our tax returns are prepared and based on our interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of our income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained.

Emerging Growth Company Status

The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 3—Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report.

Internal Controls and Procedures

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. However, as we completed the Business Combination on November 29, 2023, it was not possible for us to conduct an assessment of the accounting acquirer’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K. As such, in accordance with the guidance provided in Section 215.02 of the SEC’s Compliance and Disclosure Interpretations, we have not included management’s report on internal controls over financial reporting in this report. We will be required to provide such a report in our annual report for the year ending December 31, 2024.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. At December 31, 2023, we had $16.6 million of debt outstanding, with a weighted average interest rate of 8.25%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, a 1.0% increase or decrease in the assumed weighted average interest rate would not have a material impact on the results of operations.

At December 31, 2022, we had $19.4 million of debt outstanding, with a weighted average interest rate of 6.55%. Assuming no change in the amount outstanding, a 1.0% increase or decrease in the assumed weighted average interest rate would not have a material impact on the results of operations.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our contracts are denominated in currencies of major industrial countries.

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Inflation Risk

The Company does not believe that inflation has had a material effect on its business, results of operations, or financial condition. Nonetheless, if the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs. The Company’s inability or failure to do so could harm our business, results of operations, and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of XBP Europe Holdings, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBP Europe Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

Sterling Heights, Michigan
April 1, 2024

XBP Europe Holdings, Inc.

Consolidated Balance Sheets

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$6,905	$7,473
Accounts receivable, net of allowance for credit losses of $1,272 and $929, respectively	30,795	35,977
Inventories, net	4,740	4,526
Prepaid expenses and other current assets	7,427	8,773
Related party note receivable	—	13,266
Total current assets	49,867	70,015
Property, plant and equipment, net of accumulated depreciation of $42,990 and $44,629, respectively	13,999	14,620
Operating lease right-of-use assets, net	6,865	5,848
Goodwill	22,910	22,062
Intangible assets, net	1,498	1,529
Deferred income tax assets	6,861	7,055
Other noncurrent assets	739	1,712
Total assets	$102,739	$122,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$14,414	$16,863
Related party payables	13,350	32,658
Accrued liabilities	24,742	24,724
Accrued compensation and benefits	16,583	13,401
Customer deposits	536	1,061
Deferred revenue	6,004	5,660
Current portion of finance lease liabilities	638	757
Current portion of operating lease liabilities	1,941	1,796
Current portion of long-term debts	3,863	4,970
Total current liabilities	82,071	101,890
Related party notes payable	1,542	11,164
Long-term debt, net of current maturities	12,763	14,446
Finance lease liabilities, net of current portion	23	658
Pension liabilities	12,208	16,076
Operating lease liabilities, net of current portion	5,065	3,963
Other long-term liabilities	1,635	1,576
Total liabilities	$115,307	$149,773
Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common Stock, par value of $0.0001 per share; 160,000,000 shares authorized; 30,166,102 and nil shares issued and outstanding at December 31, 2023 and 2022, respectively	30	—
Net parent investment	—	(5,845)
Accumulated deficit	(11,339)	—
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,416)	(17,789)
Unrealized pension actuarial gains (losses), net of tax	157	(3,298)
Total accumulated other comprehensive loss	(1,259)	(21,087)
Total stockholders’ deficit	(12,568)	(26,932)
Total liabilities and stockholders’ deficit	$102,739	$122,841

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

	Year ended December 31,
	2023	2022
Revenue, net	$166,336	$180,349
Related party revenue, net	234	143
Cost of revenue (exclusive of depreciation and amortization)	127,456	136,276
Related party cost of revenue	76	511
Selling, general and administrative expenses (exclusive of depreciation and amortization)	34,683	32,956
Related party expense	4,683	8,309
Depreciation and amortization	3,851	4,390
Operating loss	(4,179)	(1,950)
Other expense (income), net
Interest expense, net	5,224	3,062
Related party interest expense (income), net	1,971	(25)
Foreign exchange losses, net	593	1,184
Changes in fair value of warrant liability	(597)	—
Other (income) expense, net	(929)	(804)
Net loss before income taxes	(10,441)	(5,367)
Income tax expense	606	2,562
Net loss	$(11,047)	$(7,929)
Loss per share:
Basic and diluted	$(0.49)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars)

	Year ended December 31,
	2023	2022
Net loss	$(11,047)	$(7,929)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,995)	444
Unrealized pension actuarial gain, net of tax	3,455	7,083
Total other comprehensive loss, net of tax	$(10,587)	$(402)

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Losses,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	—	$—	$—	$2,084	$(18,223)	$(10,381)	$—	$(26,530)
Net loss January 1, 2022 to December 31, 2022	—	—	—	(7,929)	—	—	—	(7,929)
Foreign currency translation adjustment	—	—	—	—	444	—	—	444
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	7,083	—	7,083
Balances at December 31, 2022	—	$—	$—	$(5,845)	$(17,789)	$(3,298)	$—	$(26,932)
Net loss January 1, 2023 to November 29, 2023	—	—	—	(13,120)	—	—	—	(13,120)
Classification adjustment	—	—	—	(19,368)	19,368	—	—	—
Issuance of common stock to Cantor and others	8,363,413	8	6,512	—	—	—	—	6,520
Issuance of common stock to BTC International	21,802,689	22	(6,215)	38,333	—	—	(13,412)	18,728
Transaction costs related to the Merger	—	—	(297)	—	—	—	—	(297)
Net income November 30, 2023 to December 31, 2023	—	—	—	—	—	—	2,073	2,073
Foreign currency translation adjustment	—	—	—	—	(2,995)	—	—	(2,995)
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	3,455	—	3,455
Balances at December 31, 2023	30,166,102	$30	$—	$—	$(1,416)	$157	$(11,339)	$(12,568)

The accompanying notes are an integral part of these consolidated financial statements

XBP Europe Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars)

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,047)	$(7,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,467	3,779
Amortization of intangible assets	384	616
Credit loss expense	343	181
Changes in fair value of warrant liability	(597)	—
Unrealized foreign currency (gains) losses	(616)	1,550
Loss on sale of property, plant and equipment	—	82
Change in deferred income taxes	(422)	1,668

Change in operating assets and liabilities
Accounts receivable	5,990	(3,369)
Inventories	(58)	(688)
Prepaid expense and other assets	2,123	4,253
Accounts payable	(2,417)	3,834
Related parties payable	(843)	14,073
Accrued expenses and other liabilities	2,629	(7,727)
Deferred revenue	67	510
Customer deposits	(538)	(943)

Net cash provided by (used in) operating activities	(1,535)	9,890

Cash flows from investing activities
Purchase of property, plant and equipment	(2,330)	(6,366)
Cash paid for costs of fulfilling a contract	(339)	—

Net cash used in investing activities	(2,669)	(6,366)

Cash flows from financing activities
Borrowings under secured borrowing facility	87,635	123,079
Principal repayment on borrowings under secured borrowing facility	(91,662)	(124,291)
Principal payments on Secured Credit Facility	(920)	(829)
Proceeds from Secured Credit Facility	223	1,732
Principal payments on finance leases	(786)	(1,021)
Proceeds from Business Combination, net of transaction expenses	5,205	—

Net cash used in financing activities	(305)	(1,329)

Effect of exchange rates on cash and cash equivalents	3,941	2,369
Net increase (decrease) in cash and cash equivalents	(568)	4,562

Cash and equivalents, beginning of period	7,473	2,910
Cash and equivalents, end of period	$6,905	$7,473

Supplemental cash flow data:
Income tax payments, net of refunds received	1,059	1,288
Interest paid	1,798	3,028

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

1.General

XBP Europe Holdings, Inc. (the “Company”, “XBP Europe”, or “our”) is a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of businesses. The Company’s name — “XBP” — stands for “exchange for bills and payments” and reflects the Company’s strategy to facilitate connections between buyers and suppliers to optimize clients’ bills and payments and related digitization processes. XBP believes its business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

The Company provides business process management solutions with proprietary software suites and deep domain expertise, serving as a technology and operations partner for its clients’ strategic journeys and streamlining their complex, disconnected payment processes. The Company serves over 2,000 clients across Europe, the Middle East and Africa (“EMEA”). The Company’s client relationships span multiple industries, including banking, healthcare, insurance, and the public sector. The Company is able to deploy its solutions to clients in any EMEA market due to its cloud-based structure. Its physical footprint spans 15 countries with 32 locations.

Classification Adjustment

In preparing the condensed combined and consolidated financial statements for the three and six months ended June 30, 2023, the Company determined that net parent investment should be reduced by $18.9 million with an offsetting increase to foreign currency translation adjustment in the same amount, in order to conform carve-out financial statements of XBP Europe, Inc. to the transaction parameters of the Merger Agreement. Accordingly, the consolidated balance sheets as of December 31, 2023 and statement of stockholders’ deficit for the year ended December 31, 2023 were adjusted for this reclass.

Merger/Business Combination with CF Acquisition Corp. VIII

On October 9, 2022, XBP Europe, Inc. entered into an Agreement and Plan of Merger (“Merger Agreement”) with CF Acquisition Corp. VIII, a special purpose acquisition company (“CF VIII”), whereby the business combination will be accounted for as a reverse capitalization in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, CF VIII will be treated as the “acquired” company for financial reporting purposes with XBP Europe surviving as a direct wholly-owned subsidiary of CF VIII.

On November 29, 2023 (the “Closing Date”), the Company consummated the Business Combination pursuant to the Merger Agreement. On the Closing Date, the registrant changed its name from CF Acquisition Corp. VIII to XBP Europe Holdings, Inc.

2.Reverse Recapitalization

As discussed in Note 1, on November 29, 2023, the Company consummated a business combination pursuant to the Merger Agreement. The Business Combination was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, XBP Europe was deemed the accounting acquirer (and legal acquiree) and CF VIII was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of XBP Europe issuing stock for the net assets of CF VIII, accompanied by a recapitalization. XBP Europe has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	XBP Europe pre-combination stockholder has the majority of the voting power in the post-Business Combination company;

●	XBP Europe’s stockholder has the ability to appoint a majority of the Company’s board of directors;
●	XBP Europe’s management team is the management team of the post-Business Combination company;
●	XBP Europe’s prior operations is comprised of the ongoing operations of the post-Business Combination company;
●	XBP Europe is the larger entity based on historical revenues and business operations; and
●	The post-Business Combination company has assumed XBP Europe’s operating name.

The net assets of CF VIII are stated at historical cost, with no incremental goodwill or other intangible assets recorded for the effects of the Business Combination. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of XBP Europe. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated.

Upon closing of the Business Combination, the Company received net proceeds of $5.2 million from the Business Combination.

Transaction costs consist of directors and officers liability insurance cost, legal and professional fees, and other fees relating to the consummation of the Business Combination. The Company incurred $3.3 million in transaction costs relating to the Merger for the year ended December 31, 2023, $0.3 million of which was recorded to additional paid-in capital and the remaining $3.0 million was expensed.

Immediately after giving effect to the Business Combination, there were 30,166,102 shares of Common Stock outstanding, 6,249,980 Public Warrants outstanding and 385,000 Private Warrants outstanding. See Note 16 – Warrants and Note 17 – Stockholders’ Deficit for more details.

3.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Throughout the period covered till the Closing date of the Business Combination, the Company operated as part of ETI. Consequently, stand-alone financial statements have not historically been prepared for the Company. The accompanying consolidated financial statements have been prepared from ETI’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from ETI. The consolidated financial statements and related notes to the consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated statements of operations include all revenues and costs directly attributable to XBP Europe, including costs for facilities, functions and services used by XBP Europe. Costs for certain functions and services such as accounting, finance and IT delivered by subsidiaries of ETI are directly charged to XBP Europe based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, usage or other allocation methods. Current and deferred income taxes have been determined based on the stand-alone results of XBP Europe. However, because the Company filed as part of ETI’s tax group in certain jurisdictions, the Company’s actual tax balances may differ from those reported. The Company’s portion of its domestic and certain income taxes for jurisdictions outside the United States are deemed to have been settled in the period the related tax expense was recorded.

All intercompany transactions and balances within the Company have been eliminated. The consolidated financial statements of the Company include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company. Transactions with affiliated companies owned by ETI or its subsidiaries which are not a part of the Company are reflected as related party transactions.

All of the allocations and estimates in the consolidated financial statements are based on assumptions that management of ETI believes are reasonable. However, the consolidated financial statements included herein may not be indicative of the financial position, results of operations, and cash flows of the Company in the future or if the Company had been a separate, stand-alone entity during the periods presented.

Actual costs that would have been incurred if XBP Europe had been a stand-alone Company would depend on multiple factors, including organizational structure and strategic decisions.

Certain comparative amounts for prior year have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2023.

Use of Estimates in Preparation of the Consolidated Financial Statements

Estimates and judgments relied upon in preparing these consolidated financial statements include revenue recognition for multiple element arrangements, allowance for credited losses, inventory obsolescence costs, income taxes, depreciation, amortization, employee benefits, contingencies, goodwill, intangible assets, right of use assets and obligation, pension obligations, pension assets, and asset and liability valuations. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Reporting

The Company consists of two segments:

1.	The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. It offers automation of AP and AR processes and through its platform, XBP, seeks to integrate buyers and suppliers across Europe. This business unit also includes our digital transformation revenue, which is both project based and recurring.
2.	The Technology business unit primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited with financial institutions and liquid investments with original maturity dates equal to or less than three months. All bank deposits and money market accounts are considered cash and cash equivalents.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses. Revenue that has been earned but remains unbilled at the end of the period is recorded as a component of accounts receivable, net. The Company specifically analyzes accounts receivable mainly based on customer type and related aging schedules, historical collection experience, current and future economic and market condition to estimate the probability of default in the future when evaluating the adequacy of its allowance for expected credit losses. The Company writes off accounts receivable balances against the allowance for expected credit losses, net of any amounts recorded in deferred revenue, when it becomes probable that the receivable will not be collected.

Inventories

Inventories primarily include heavy-duty scanners and related parts, toner, paper stock, envelopes and postage supplies. Inventories are stated at the lower of cost or net realizable values and include the cost of raw materials, labor, and purchased subassemblies. Cost is determined using the weighted average method.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method (which approximates the use of the assets) over the estimated useful lives of the assets. When these assets are sold or otherwise disposed of, the asset and related depreciation is relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal. Leasehold improvements are amortized over the lease term or the useful life of the asset, whichever is shorter. Repair and maintenance costs are expensed as incurred.

Intangible Assets

Customer Relationships

Customer relationship intangible assets represent customer contracts and relationships obtained as part of acquired businesses. Customer relationship values are estimated by evaluating various factors including historical attrition rates, contractual provisions and customer growth rates, among others. The estimated average useful lives of customer relationships range from 4 to 16 years depending on facts and circumstances. These intangible assets are primarily amortized straight-line over the estimated useful life. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Developed Technology

The Company has acquired various developed technologies embedded in its technology platform. Developed technology is an integral asset to the Company in providing solutions to customers and is recorded as an intangible asset. The Company amortizes developed technology on a straight-line basis over the estimated useful life, which is typically 5 to 8.5 years.

Capitalized Software Costs

The Company capitalizes certain costs incurred to develop software products to be sold, leased or otherwise marketed after establishing technological feasibility in accordance with ASC section 985-20, Software — Costs of Software to Be Sold, Leased, or Marketed, and the Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Significant estimates and assumptions include determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives and estimating the marketability of the commercial software products and related future revenues. The Company amortizes capitalized software costs on a straight-line basis over the estimated useful life, which is typically 5 years.

Outsourced Contract Costs

Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the estimated contract term, which is typically 3 to 5 years. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment activities and can be separated into two principal categories: contract commissions and set-up/fulfillment costs. Contract fulfillment costs are capitalized only if they are directly attributable to a specifically anticipated future contract;

represent the enhancement of resources that will be used in satisfying a future performance obligation (the services under the anticipated contract); and are expected to be recovered.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including finite-lived trade names, trademarks, customer relationships, developed technology, capitalized software costs, outsourced contract costs, acquired software, workforce, and property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows based in part on the financial results and the expectation of future performance.

The Company did not record any impairment related to its property, plant, and equipment, customer relationships, developed technology, capitalized software cost or outsourced contract costs for the years ended December 31, 2023 and 2022.

Goodwill

Goodwill represents the excess purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’ reporting units are at the operating segment level, for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. Refer to Note 9- Intangible Assets and Goodwill for additional discussion of goodwill.

Benefit Plan Accruals

The Company has defined benefit plans in the UK, Germany, Norway and France under which participants earn a retirement benefit based upon a formula set forth in the respective plans. The Company records annual amounts relating to its pension plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, and compensation increases. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so.

Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and finance lease liabilities, net of current portion in the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. As most of the Company’ leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The implicit rate in the lease is used when readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are not recorded on the balance sheet.

Finance lease ROU assets are amortized over the lease term or the useful life of the asset, whichever is shorter. The amortization of finance lease ROU assets is recorded in depreciation expense in the consolidated statements of operations. For operating leases, expense is recognized for lease payments on a straight-line basis over the lease term.

Warrants

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance.

We determined upon further review of the warrant agreements, that while Public Warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815 to be classified in stockholders’ deficit and are not subject to remeasurement provided that the warrants continue to meet the criteria for equity classification.

Similarly, Private Warrants meet the definition of a derivative, however they don’t meet the equity scope exception in ASC 815 and are subject to remeasurement. Private Warrant liability shall be measured at fair value on transaction closing date, with changes in fair value each period recognized in the consolidated statements of operations.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Revenue is measured as the amount of consideration that is expected to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services and sales of recurring software licenses and professional services within each of the Company segments. The Company does not have any significant extended payment terms, as payment for invoices issued is received shortly after goods are delivered or services are provided.

Nature of Services

The primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services that are substantially the same and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. The Company’s promise to our customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. The variable fees are allocated to the single performance obligation charged to the distinct service period in which the Company performs the service.

Revenue from the sale of recurring software licenses is recognized ratably over the contractual term, unless perpetual licenses are granted or a noncancelable license is granted for a nonrefundable fee, which are recognized at a point in time. Professional services revenue consists of implementation services for new customers, or implementations of new products for existing customers. Professional services are typically sold on a time-and-materials basis and billed monthly based on actual hours incurred.

Revenue from the sale of hardware solutions is recognized on a point in time basis and related maintenance are recognized ratably over the contractual term.

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(dollars in thousands)	2023	2022
France	$57,746	$66,054
Germany	45,093	55,668
United Kingdom	35,579	32,061
Sweden	17,575	17,640
Other	10,343	8,926
Total Revenue, net	$166,336	$180,349

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2023 and 2022:

	December 31,	December 31,	January 1,
(dollars in thousands)	2023	2022	2022
Accounts receivable, net	$30,795	$35,977	$35,109
Deferred revenues	6,004	5,660	5,760
Customer deposits	536	1,061	2,147
Costs to obtain and fulfill a contract	350	44	60

Accounts receivable, net includes $11.2 million and $9.6 million as of December 31, 2023 and 2022, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $6.3 million during the year ended December 31, 2023 that had been deferred as of December 31, 2022.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC

340-40-25-4, the incremental costs of obtaining contracts are recognized as an expense when incurred if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. These advanced postage deposits are used to cover the costs associated with postage, with the corresponding postage revenue being recognized as services are performed.

Performance Obligations

At the inception of each contract, the Company assesses the goods and services promised in the Company’s contracts and identifies each distinct performance obligation. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of our business and transaction processing service contracts, revenues are recognized as services are provided based on an appropriate input or output method, typically based on the related labor or transactional volumes.

Certain of our contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company estimates the expected costs of satisfying a performance obligation and adds an appropriate margin for that distinct good or service. The adjusted market approach is also used whereby the Company estimates the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of our software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

When evaluating the transaction price, the Company analyzes, on a contract-by-contract basis, all applicable variable considerations. The nature of our contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. These amounts are estimated based on the expected amount to be provided to customers and reduce revenues recognized. The Company does not anticipate significant changes to our estimates of variable consideration.

Reimbursements from customers, such as postage costs, are included in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where a fixed monthly fee is received in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2023 in each of the future periods below:

(dollars in thousands)
2024	$5,822
2025	53
2026	32
2027 and thereafter	97
Total	$6,004

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022 were $0.2 million and $0.3 million, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2023 and 2022 were $0.9 million and $1.1 million, respectively.

Restructuring Charges

Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued compensation and benefits on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value. Restructuring charges for the years ended December 31, 2023 and 2022 were $4.5 million and $0.3 million, respectively.

Income Taxes

The Company accounts for income taxes by using the asset and liability method. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets are more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that a portion of the deferred tax assets are likely to be realized. Therefore, partial valuation allowances were established against a portion of the Company’ deferred tax assets. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

The Company engages in transactions (i.e. acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Therefore, judgment is required by the Company in assessing and estimating the tax consequences of these transactions. While the Company’s tax returns are prepared and based on the Company’ interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of the Company’s income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained. Refer to Note 12 — Income Taxes for further information.

Loss Contingencies

The Company reviews the status of each significant matter, if any, and assesses its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to loss contingencies, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position of the Company. Our liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters.

Foreign Currency Translation

The Company has determined all international subsidiaries’ functional currency is the local currency. These assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of other comprehensive loss.

Included as foreign exchange losses, net in the consolidated statements of operations are net exchange loss of $0.6 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method and if-converted method in the period of earnings. The two-class method is an earnings allocation method that determines earnings per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of Common Stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, in the calculation of diluted loss per share for the years ended December 31, 2023 and 2022, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders (A)	$(11,047)	$(7,929)
Weighted average common shares outstanding – basic and diluted (B)	22,535,920	21,802,689
Loss Per Share:
Basic and diluted (A/B)	$(0.49)	$(0.36)

Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

Refer to Note 13 — Employee Benefit Plans and Note 15 — Fair Value Measurement for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents and certain other financial instruments with highly rated financial institutions and limits the amount of credit exposure with any one financial institution. From time to time, the Company assesses the credit worthiness of its customers. Credit risk on trade receivables is minimized because of the large number of entities comprising our client base and their dispersion across many industries and geographic areas. The Company generally has not experienced any material losses related to receivables from any individual customer or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable, net. The Company does not have any significant customers that account for 10% or more of the total combined revenues.

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) no. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments — Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses”, was also adopted. Adoption of the standard was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash and cash equivalents, restricted cash and accounts receivable, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. For accounts receivable, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding, historical collection experience, current and future economic and market conditions. There was no impact to the Company’s opening retained earnings or its consolidated balance sheet upon adoption and as a result, the balances presented for December 31, 2022, which were derived under the incurred loss model, are comparable to December 31, 2023.

The following table describes the changes in the allowance for expected credit losses for the year ended December 31, 2023 (all related to accounts receivables):

(dollars in thousands)
Balance at January 1, 2023 of the allowance for expected credit losses	$929
Change in the provision for expected credit losses for the period	343
Balance at December 31, 2023 of the allowance for expected credit losses	$1,272

In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted this standard. The adoption of this standard did not have a material impact on the consolidated financial statements.

Effective January 1, 2023, the Company adopted ASU no. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The ASU was applied prospectively. The adoption had no material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued Accounting Pronouncements

In March 2023, FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure and presentation requirements of a variety of US GAAP codification topics by aligning them with the SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of this ASU are contingent upon when the SEC removes the related disclosure provisions from Regulation S-X and S-K. This guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

4.Inventories

Inventories, net consist of the following:

	December 31,
(dollars in thousands)	2023	2022
Finished goods	$7,182	$6,607
Allowance for obsolescence	(2,442)	(2,081)
Total inventories, net	$4,740	$4,526

Finished goods inventory includes of $2.4 million and $2.1 million of allowance for obsolescence as of December 31, 2023 and 2022, respectively. Our allowance for obsolescence is based on a policy developed by historical experience and management judgment.

5.Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
(dollars in thousands)	2023	2022
Billed receivables	$20,885	$27,267
Unbilled receivables	11,182	9,639
Less: Allowance for credit losses	(1,272)	(929)
Total accounts receivable, net	$30,795	$35,977

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. Our allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(dollars in thousands)	2023	2022
Prepaid postage	$1,924	$2,048
Government receivables	1,600	3,496
Advance to suppliers	620	493
Prepaid maintenance	589	390
Deposits	492	340
Deferred stock issuance costs	—	478
Other prepaids	2,202	1,528
Total prepaid expenses and other current assets	$7,427	$8,773

7.Leases

The Company leases numerous facilities in Europe. Our facilities house general offices, sales offices, service locations, and production facilities. Substantially all of our operations facilities are leased under long-term leases with varying expiration dates, except for the 2 owned locations. The Company regularly obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

Our ROU assets and lease liabilities as of December 31, 2023 and 2022 recorded on the consolidated balance sheets are as follows:

	December 31,
Consolidated balance sheets location (dollars in thousands)	2023	2022
Operating Lease
Operating lease right-of-use assets, net	$6,865	$5,848
Current portion of operating lease liabilities	1,941	1,796
Operating lease liabilities, net of current position	5,065	3,963
Finance Lease
Finance lease right-of-use assets, net (included in Property, plant and equipment, net)	694	1,345
Current portion of finance lease liabilities	638	757
Finance lease liabilities, net of current portion	23	658

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term
Operating Leases	3.47	4.16
Finance leases	0.71	1.38

Weighted-average discount rate
Operating Leases	13.5%	8.5%
Finance leases	6.9%	8.0%

The interest on financing lease liabilities was $0.1 million for each of the years ended December 31, 2023 and 2022, respectively. The amortization expense on finance lease ROU assets was $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
2024	$691	$2,733
2025	15	2,433
2026	—	1,854
2027	—	1,621
2028	—	126
Total lease payments	706	8,767
Less: Imputed interest	(45)	(1,761)
Present value of lease liabilities	$661	$7,006

Combined rental expense for all operating leases was $6.1 million and $5.4 million for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the years ended December 31, 2023 and 2022.

(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,166	$4,347
Financing cash flows from finance leases	786	1,021
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$4,786	$34
Finance leases	—	104

8.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	December 31,
(dollars in thousands)	(in Years)	2023	2022
Buildings and improvements	7 – 40	$9,115	$8,788
Leasehold improvements	Shorter of life of improvement or lease term	709	967
Machinery and equipment	5 – 15	8,256	6,986
Computer equipment and software	3 – 8	26,763	29,870
Furniture and Fixtures	5 – 15	7,766	7,805
Finance lease right-of use assets	Shorter of life of the asset or lease term	4,380	4,833
		56,989	59,249
Less: Accumulated depreciation and amortization		(42,990)	(44,629)
Total property, plant and equipment, net		$13,999	$14,620

Depreciation expense related to property, plant and equipment was $3.5 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively.

9.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	December 31, 2023
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
	(in Years)	Amount (a)	Amortization	net
Customer relationships	3.0	$3,145	$(1,997)	$1,148
Outsource contract costs	1.0	768	(418)	350
Total intangibles, net		$3,913	$(2,415)	$1,498

	Weighted
	Average	December 31, 2022
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
	(in Years)	Amount (a)	Amortization	net
Customer relationships	5.0	$3,049	$(1,564)	$1,485
Outsource contract costs	1.5	449	(405)	44
Total intangibles, net		$3,498	$(1,969)	$1,529

(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.4 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Estimated intangibles amortization expense for the three years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
2024	$734
2025	384
2026	380
$1,498

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 21 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2023	Additions	Disposals	Impairments	Adjustments	2023
Bills and Payments	$9,689	$—	$—	$—	$369	$10,058
Technology	12,373	—	—	—	479	12,852
Total	$22,062	$—	$—	$—	$848	$22,910

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2022	Additions	Disposals	Impairments	Adjustments	2022
Bills and Payments	$10,447	$—	$—	$—	$(758)	$9,689
Technology	13,505	—	—	—	(1,132)	12,373
Total	$23,952	$—	$—	$—	$(1,890)	$22,062

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.

In connection with the completion of the annual impairment tests as of October 1, 2023 and 2022, the Company recorded no impairment charge to goodwill.

10.Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(dollars in thousands)	2023	2022
Accrued taxes (exclusive of income taxes)	$5,892	$10,691
Accrued employee related expenses	3,883	377
Accrued legal reserve for pending litigation	3,097	3,977
Accrued professional and legal fees	4,171	3,006
Accrued postage and shipping	2,635	1,980
Accrued facility related expenses	797	421
Other accruals	4,267	4,272
Total accrued liabilities	$24,742	$24,724

11.Debt

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to the Company’s clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under “Current portion of long-term debt” on the consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. During the years ended December 31, 2023 and 2022, the Company incurred interest expense of $0.6 million and $0.3 million, respectively, related to the Secured Borrowing Facility. As of December 31, 2023 and 2022, the outstanding balances payable under the Secured Borrowing Facility were $0.1 million and $4.1 million, respectively.

On September 15, 2023, the relevant entities entered into an amendment to the Secured Borrowing Facility (the “Amended Factoring Agreement”) to convert the existing arrangement into a non-recourse factoring program wherein an unrelated third party (the “Factor”) shall provide financing to certain subsidiaries of the Company by purchase of certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The relevant entities shall have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable shall no longer be available to satisfy creditors of the relevant entities.

The Company accounted for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and treats it as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of account receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows.

During the year ended December 31, 2023, the Company factored accounts receivable invoices totaling approximately $6.8 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.3 million for the year ended December 31, 2023, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. On October 29, 2023, the maturity of the Revolving Credit Facility was extended to January 31, 2025. On March 14, 2024 the maturity was further extended to April 30, 2025. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $0.4 million, and $6.4 million, respectively. As of December 31, 2022, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $1.0 million, and $6.0 million, respectively.

The 2019 Credit Agreement contains financial covenants including, but not limited to (a) a Combined Cashflow Coverage Ratio, which measures the ratio of (i) Combined Cashflow and (ii) Debt Service defined as finance charges in addition to mandatory repayments in respect to the 2019 Credit Agreement, (b) Combined Interest Coverage Ratio, which measures the ratio of (i) Combined EBITDA to (ii) Combined Finance Charges, (c) a Combined Total Net Leverage Ratio, which measures the ratio of (i) Combined Net Indebtedness in respect to the last day of the most recent period to (ii) EBITDA, (d) Guaranteed Intragroup Balances, (e) the Loan to Market Value defined as the Facility A Loan outstanding to the market value of the property in each case, as defined in the 2019 Credit Agreement. The term “Combined” refers to the UK Subsidiary and its wholly-owned subsidiaries.

The 2019 Credit Agreement and indenture governing the Secured Credit Facility contains limitations on the ability of the UK subsidiary to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments (ii) substantial changes of the general nature of the business, (iii) acquisition of a company, (iv) enter a joint venture, (v) or effect a dormant subsidiary to commence trading or cease to satisfy the criteria of a dormant subsidiary.

The UK Subsidiary’s obligations under the 2019 Credit Agreement are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly owned subsidiaries. The 2019 Credit Agreement and the 2022 Committed Facility Agreement (defined below) contain cross default provisions which relate to the UK Subsidiary and its subsidiaries, but not any other entities within the consolidated group.

At inception, borrowings under the Secured Credit Facility bore interest at a rate per annum equal to the LIBOR plus the applicable margin of 2%, 2.5%, and 3% per annum for the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility respectively. Effective October 29, 2021, borrowings under the Revolving Credit Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 3%. Effective December 31, 2021, borrowings under the Term Loan A Facility and the Term Loan B Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 2% and 2.5%, respectively.

In June 2020, the UK Subsidiary entered into an amendment to the 2019 Credit Agreement, to provide an additional aggregate principal amount of £4.0 million under a credit agreement (the “Revolving Working Capital Loan Facility” or “2020 Credit Agreement”) together with Revolving Credit Facility (the “Revolving Credit Facilities”). At the inception of the Revolving Working Capital Loan Facility, the borrowing bore an interest rate per annum equal to the LIBOR plus the applicable margin of 3.5% per annum. Effective December 31, 2022, borrowings under the Revolving Working Capital Loan Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 3.5%.

The Revolving Working Capital Loan Facility matures on January 31, 2025 subject to compliance with financial covenants (the term was extended on October 29, 2023). On March 14, 2024 the maturity was further extended to April 30, 2025. As of December 31, 2023 and 2022, the Revolving Working Capital Loan Facility had an outstanding principal balance of $6.4 million and $4.8 million, respectively.

As of December 31, 2023, the Company had $11.4 million in outstanding principal balance and less than $0.1 million available for additional borrowings under the Revolving Credit Facilities to the extent the Company’s compliance with financial covenants permits such borrowings.

As of December 31, 2023 and 2022, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”), which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. As of December 31, 2023 and 2022, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million and $1.6 million, respectively.

The 2022 Committed Facility Agreement contains financial covenants including, but not limited to (a) a Combined Debt Service Coverage Ratio, which measures the cashflow less dividends, net capital expenditure, and taxation relative to the debt service for that relevant period, (b) interest cover, which measures EBITDA relative to the aggregate of (i) interest charges and (ii) interest element of finance leases in any relevant period, (c) Total Net Debt to EBITDA, which measures the total net debt relative to EBITDA for any relevant period, and (d) loan to market value, which measures the loan as a percentage of the aggregate market value of The Property. The term “Combined” refers to the UK subsidiary and its wholly-owned subsidiaries.

As of December 31, 2023 and 2022, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

Debt Outstanding

As of December 31, 2023, and 2022, the following debt instruments were outstanding:

	December 31,
(dollars in thousands)	2023	2022
Term loan	$3,785	$4,489
Revolvers	12,767	10,852
Secured borrowings under Securitization Facility	74	4,075
Total debt	16,626	19,416
Less: Current portion of long-term debt	3,863	4,970
Long-term debt, net of current maturities	$12,763	$14,446

As of December 31, 2023, maturities of long-term debt are as follows:

(dollars in thousands)	Maturity
2024	$3,863
2025	11,605
2026	178
2027	980
Total debt	16,626
Less: Unamortized discount and debt issuance costs	55
Total maturities of long-term debt	$16,571

12.Income Taxes

The income tax provision consists of the following:

	Years ended December 31,
(In thousands)	2023	2022
Current income taxes
Federal	$—	$—
State	—	—
Foreign	1,028	1,653
Total Current	$1,028	$1,653

Deferred income taxes
Federal	$—	$—
State	—	—
Foreign	(422)	909
Total Deferred	$(422)	$909
Total income tax provision	$606	$2,562

The following represents the domestic and foreign components of loss before income tax provision:

	Years ended December 31,
(In thousands)	2023	2022
U.S.	$(3,199)	$—
Foreign	(7,242)	(5,367)
Total	$(10,441)	$(5,367)

At December 31, 2023, gross deferred tax assets totaled approximately $33.1 million while gross deferred tax liabilities totaled approximately $1.7 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The company has gross US NOLs of $1.6 million and gross foreign NOLs of $98.2 million. Applying jurisdictional tax rates, the total tax-effected US and foreign NOLs are $0.3 million and $24.6 million, respectively. The US NOLs do not expire. The amount of foreign NOLs expiring beginning in 2024 is $9.4 million gross or $2.2 million tax-effected. The remaining foreign NOLs do not expire.

Significant components of our deferred taxes assets (liabilities) are as follows:

	Years ended December 31,
(In thousands)	2023	2022
Deferred income tax assets:
Property, plant, and equipment	$638	$228
Defined benefit liability	3,431	4,214
Bad debt reserve	192	163
Inventories	168	160
Accrued liabilities	2,313	2,125
Accrued pension liabilities	716	699
Operating lease liabilities	1,183	258
Net operating loss	24,491	19,711
Total deferred income tax assets	$33,132	$27,558

Deferred income tax liabilities:
Operating lease right of use assets	$(1,141)	$(280)
Intangible assets	(550)	(777)
Total deferred income tax liabilities	$(1,691)	$(1,057)

Valuation allowance	(24,580)	(19,446)
Total net deferred income tax assets	$6,861	$7,055

A reconciliation of the significant differences between the federal statutory income tax and the effective income tax on pretax loss is as follows:

	Years ended December 31,
(In thousands)	2023	2022
Tax expense at statutory rate	$(2,193)	$(1,128)
Foreign rate difference	(474)	428
Return to provision adjustments	(624)	399
Rate change	(924)	(561)
Change in valuation allowance	4,116	2,296
Permanent differences	(75)	1,129
Unrecognized tax benefits	684	—
Other	96	—
Income tax expense	$606	$2,562

The Company believes that based upon the range of data reviewed, no uncertain tax positions have been identified for the years ended December 31, 2023 and 2022.

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by Treasury, we do not believe these provisions will have a material impact on our consolidated financial statements.

The Company adopted the provision of accounting for uncertainty in income taxes in the Topic of the ASC 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $0.7 million at December 31, 2023. There are no unrecognized tax benefits at December 31, 2022. No interest and penalties have been recognized since the liability can be settled with net operating losses.

Total amounts of unrecognized tax benefits as of December 31, are as follows (in thousands):

	Years ended December 31,
(In thousands)	2023	2022
Unrecognized tax benefits—January 1	$—	$—
Gross increases—tax positions in prior period	684	—
Gross decreases—tax positions in prior period	—	—
Gross increases—tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits—December 31	$684	$—

13.Employee Benefit Plans

U.K. Pension Plan

Two of our subsidiaries in the United Kingdom provide pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or December 31, 2015. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles.

German Pension Plan

XBP Europe’s subsidiary in Germany, Exela Technologies ECM Solutions GmbH, provides pension benefits to certain retirees. Employees eligible for participation include all employees who started working for the Company or its predecessors prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets. No new employees are registered under this plan and the participants who are already eligible to receive benefits under this plan are no longer employees of the Company.

Norway Pension Plan

Our subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or April 30, 2018.

Asterion Pension Plan

In 2018, Exela Technologies Holding GmbH (through the Asterion Business Combination), acquired the obligation to provide pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or April 10, 2018.

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of our pension plans (except for the German pension plan which is unfunded) and the amounts recognized in our consolidated financial statements are as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of period	$61,770	$117,582
Service cost	37	53
Interest cost	3,050	1,910
Actuarial gain	(1,019)	(44,748)
Plan curtailment	—	149
Benefits paid	(2,577)	(1,915)
Foreign-exchange rate changes	3,028	(11,261)
Benefit obligation at end of year	$64,289	$61,770

Change in Plan Assets:
Fair value of plan assets at beginning of period	$45,694	$90,225
Actual (loss) return on plan assets	3,559	(36,818)
Employer contributions	2,993	2,862
Benefits paid	(2,473)	(1,818)
Foreign-exchange rate changes	2,308	(8,757)
Fair value of plan assets at end of year	52,081	45,694
Funded status at end of year	$(12,208)	$(16,076)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net(a)	$(12,208)	$(16,076)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial gain	(3,331)	(6,959)
Net prior service costs	(124)	(124)
Net amount recognized in accumulated comprehensive loss, net of tax	$(3,455)	$(7,083)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$64,289	$61,770
Aggregate accumulated benefit obligation	$64,289	$61,770
Aggregate fair value of plan assets	$52,081	$45,694
(a)	Combined balance of $12.2 million as of December 31, 2023 includes pension liabilities (assets) of $10.1 million, $1.6 million, $1.5 million and ($1.0) million under UK, Asterion, German and Norway pension plans, respectively. Combined balance of $16.1 million as of December 31, 2022 includes pension liabilities of $13.7 million, $1.7 million, $1.2 million and $(0.5) million under UK, Asterion, German and Norway pension plans, respectively.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2023, and 2022, the Company had actuarial (gain) loss of $(0.2) million and $3.3 million, respectively, which is net of a deferred tax benefit of $1.3 million and $1.9 million for December 31, 2023, and 2022, respectively.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
(dollars in thousands)	2023	2022
Service cost	$37	$53
Interest cost	3,050	1,910
Expected return on plan assets	(2,717)	(2,856)
Amortization
Amortization of prior service cost	124	273
Amortization of net loss	1,664	1,768
Net periodic benefit cost	$2,158	$1,148

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the UK, Germany, and Norway respectively. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 15 years. Similarly, the Company used the Projected Unit Credit Method for the German Plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of our defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan’s benefit formula, unless an employee’s service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

(dollars in thousands)	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.80%	5.00%	3.16%	3.80%	3.10%	3.00%	3.16%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	3.50%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.00%	1.80%	3.16%	3.80%	3.00%	3.00%	3.16%	3.80%
Expected asset return	5.87%	3.45%	N/A	N/A	4.45%	4.15%	3.16%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	3.50%	N/A	N/A

The Germany plan is an unfunded plan and therefore has no plan assets. The expected rate of return assumptions for plan assets are based mainly on historical performance achieved over a long period of time (10 to 20 years) encompassing many business and economic cycles. Adjustments, upward and downward, may be made to those historical returns to reflect future capital market expectations; these expectations are typically derived from expert advice from the investment community and surveys of peer company assumptions.

The Company assumed a weighted average expected long-term rate of return on plan assets for the UK scheme of 5.79%. Our long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet dates. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet dates.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.3%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

Plan Assets

The investment objective for the UK plan is to earn, over moving fifteen to twenty year periods, the long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short-to medium-term.

Our investment policy related to the UK defined benefit plan is to continue to maintain investments in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the fund. No specific targeted allocation percentages have been set by category, but are set at the direction and discretion of the plan trustees. The weighted average allocation of plan assets by asset category is as follows:

	Year Ended December 31,
	2023	2022
U.K. and other international equities	27.3%	27.1%
U.K. government and corporate bonds	5.1	5.5
Diversified growth fund	15.1	18.4
Liability driven investments	50.9	44.3
Multi-asset credit fund	1.6	4.7
Total	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of our pension assets at December 31, 2023 and 2022:

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$941	$941	$—	$—
Equity funds:
U.K.	13,297	—	13,297	—
Fixed income securities:
Corporate bonds/U.K. Gilts	2,671	—	2,671	—
Other investments:
Diversified growth fund	7,846	—	7,846	—
Liability driven investments	26,488	—	26,488	—
Multi-asset credit fund	838	—	838	—
Total fair value	$52,081	$941	$51,140	$—

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$932	$932	$—	$—
Equity funds:
U.K.	11,400	—	11,400	—
Fixed income securities:
Corporate bonds/U.K. Gilts	2,529	—	2,529	—
Other investments:
Diversified growth fund	8,417	—	8,417	—
Liability driven investments	20,258	—	20,258	—
Multi-asset credit fund	2,158	—	2,158	—
Total fair value	$45,694	$932	$44,762	$—

The plan assets are categorized as follows, as applicable:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $3.0 million and $2.9 million to its pension plans during the years ended December 31, 2023 and 2022, respectively. The Company has fully funded the pension plans for 2023 based on current plan provisions. The Company expects to contribute $2.7 million to the pension plans during 2024, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follow:

Estimated
Benefit
(dollars in thousands)	Payments
Year ended December 31,
2024	$2,161
2025	2,781
2026	2,800
2027	3,122
2028	3,537
2029 – 2033	18,062
Total	$32,463

14.Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Adverse Arbitration Order

In April 2020, one of the Company’s Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.9 million including the reimbursement of certain third party charges. As of December 31, 2023 and 2022, there was a net outstanding balance of $0.9 million and $1.6 million, respectively, for this matter included in accrued liabilities on the consolidated balance sheets.

Company Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of XBP Europe related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the Labor Court on June 9, 2022. Conciliation hearings at the Labor Court were held on September 27, 2022, December 13, 2022, March 7, 2023, September 5, 2023 and November 14, 2023.

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million, however the court’s decision does not increase the Company’s anticipated exposure for the overall claim.

The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing was scheduled for March 7, 2024 and has been rescheduled for April 8, 2024.

The substantive hearing was held on February 16, 2024 and a decision is expected at the end of June 2024.

The Company is in settlement discussions with plaintiff’s counsel. As of March 22, 2024, the Company reached a number of in principle settlements with a certain number of claimants. The settlement negotiations for the remaining claimants are ongoing simultaneously with the court proceedings although there is no certainty the in principle settlements or ongoing negotiations will result in settlement agreements. The Company accrued $2.2 million in accrued liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, based on the estimate of the range of possible losses.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to customers by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statement of comprehensive loss or consolidated statements of cash flows.

15.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of December 31, 2023 and 2022, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

As of December 31, 2023, the Company determined the fair value of Private Warrants’ liability as less than $0.1 million, included in the other long-term liabilities in the consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

The significant unobservable inputs used in the fair value of the Private Warrants liability are assumptions related to the inputs of exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

December 31,
(dollars in thousands)	2023
Balance at of November 29, 2023	$647
Reduction in the fair value of the private warrants liability	(597)
Balance at of December 31, 2023	$50

16.Warrants

As of December 31, 2023, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement Warrants	135,000	11.50	3/11/2021	11/29/2028
Forward Purchase Warrants	250,000	11.50	3/11/2021	11/29/2028
Public Warrants	6,249,980	11.50	3/11/2021	11/29/2028
Total	6,634,980

Public Warrants

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the consolidated balance sheets. They may only be exercised for a whole number of shares at a price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants if the price per share of common stock equals or exceeds $18.00 (except as described with respect to the Private Placement Warrants and Forward Purchase Warrants):

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrantholder; and
●	if, and only if, the closing price of the Common stock equals or exceeds $18.00 per share (as adjusted) for any of 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three trading days before the Company sends the notice of redemption to the warrantholders.

If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

Private Warrants

The Private Warrants are identical to the Public Warrants, except that so long as they are held by Cantor or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, and (iii) shall not be redeemable by the Company,

Upon exercise of each of the Public Warrants and Private Warrants, the exercise price and number of shares of Common Stock issuable may be adjusted in certain circumstances including in the event of a stock dividend, a consolidation, combination, reverse stock split or reclassification of shares of Common Stock.

17.Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 160,000,000 shares of Common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of December 31, 2023, there were 30,166,102 shares of Common stock issued and outstanding, respectively.

18.Restructuring

The Company periodically takes actions to improve operating efficiencies, typically in connection with rationalizing the cost structure of the Company. The Company’s footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in approved plans for reductions in force.

In the fourth quarter of 2023, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities by rightsizing its workforce in certain regions.

The Company’s restructuring activity and balance of the restructuring liability is as follows:

	December 31,
(dollars in thousands)	2023	2022
Balance at January 1	$2,036	$4,237
Restructuring charges	4,484	267
Payment of benefits	(1,066)	(2,468)
Balance at December 31,	$5,454	$2,036

As of December 31, 2023 and 2022, the current portion of the restructuring liability was $5.5 million and $2.0 million respectively, and was included in accrued compensation and benefits in the consolidated balance sheets.

19.Other Income, Net

The components of other income, net in the consolidated statements of operations are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2023	2022
Pension income, net	$(929)	$(804)
Total other income, net	$(929)	$(804)

20.Related Parties

The components of “Related party expense” in the consolidated statements of operations are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2023	2022
Related party shared services	$3,515	$4,051
Related party royalty	631	631
Related party service fee	537	3,627
Total related party expense	$4,683	$8,309

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the consolidated statements of operations include sales to affiliates of ETI of $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Purchases

During the historical periods presented, the Company purchased high-speed scanners and related products from non-XBP Europe subsidiaries of ETI. These purchases totaled $1.0 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively.

Shared Service Center Costs

The historical costs and expenses reflected in our financial statements include costs for certain shared service functions historically provided by the non-XBP Europe subsidiaries of the Company’s parent, ETI, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTE’s), formal agreements between XBP Europe and subsidiaries of ETI, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and all costs of operating XBP Europe during the periods presented.

The allocated shared service expenses and general corporate expenses for the years ended December 31, 2023 and 2022 were $3.5 million and $4.1 million, respectively, and are included in the related party expenses in the consolidated statements of operations.

In the opinion of management of ETI and the Company, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during 2023 and 2022. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Royalty Expenses

During the historical periods presented, subsidiaries of the Company’s parent, ETI, charged royalty fees for allowing the Company to use tradenames and trademarks owned by subsidiaries of ETI. The Company incurred royalty expense of $0.6 million for both the years ended December 31, 2023 and 2022, included in related party expense within the consolidated statements of operations.

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022 the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred total fees of $0.5 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively.

Note Receivable

The Company entered into an Intercompany Loan Agreement with an affiliate of ETI on January 1, 2016, where the Company agreed to lend up to €20 million to the affiliate. The related party note receivable had a six year term with the option to extend for an additional one year term and bore annual interest of 9.5%, due at the end of the term. On January 1, 2023, the Company amended its Intercompany Loan Agreement, extending the maturity of the Intercompany Loan Agreement to December 31, 2023. In accordance with the Ultimate Parent Support Agreement, related party note receivable was eliminated at Closing against related party payables with a residual amount recorded to additional paid-in capital. The consolidated balance sheets included $0 and $13.3 million for the related party note receivable as of December 31, 2023 and 2022, respectively. The consolidated statements of operations included $0 and $1.3 million of related party interest income for the years ended December 31, 2023 and 2022, respectively.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in Great British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to December 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result, the consolidated balance sheets included $0 and $11.2 million for the related party notes payable as of December 31, 2023 and 2022, respectively. The consolidated statements of operations included related party interest expense of $1.4 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, in the related party interest expense, net.

Further, the Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 6.0%, due at the end of the term. The consolidated balance sheets included $1.5 million new related party notes payable as of December 31, 2023. The consolidated statements of operations included less than $0.1 million, of related party interest expense for the year ended December 31, 2023 in the related party interest expense, net.

21.Segment Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with its clients. The Company is organized into two segments: Bills and Payments and Technology.

Bills and Payments

The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. It offers automation of Accounts Payable (“AP”) and Accounts Receivables (“AR”) processes and through its platform, XBP, seeks to integrate buyers and suppliers across Europe. This business unit also includes our digital transformation revenue, which is both project based and recurring.

Technology

The Technology business unit primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services.

The chief operating decision maker reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate Selling, general, and administrative expenses, depreciation and amortization, interest expense and foreign exchange losses, net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below.

	Year ended December 31, 2023
	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.2 million)	$121,851	$44,719	$166,570
Cost of revenue (including related party cost of revenue of $0.1 million, exclusive of depreciation and amortization)	107,794	19,738	127,532
Segment profit	14,057	24,981	39,038
Selling, general and administrative expenses (exclusive of depreciation and amortization)			34,683
Related party expense			4,683
Depreciation and amortization			3,851
Related party interest income, net			1,971
Interest expense, net			5,224
Foreign exchange losses, net			593
Changes in fair value of warrant liability			(597)
Other income, net			(929)
Net loss before income taxes			$(10,441)

	Year ended December 31, 2022
	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$136,858	$43,634	$180,492
Cost of revenue (including related party cost of revenue of $0.5 million, exclusive of depreciation and amortization)	114,297	22,490	136,787
Segment profit	22,561	21,144	43,705
Selling, general and administrative expenses (exclusive of depreciation and amortization)			32,956
Related party expense			8,309
Depreciation and amortization			4,390
Related party interest income, net			(25)
Interest expense, net			3,062
Foreign exchange losses, net			1,184
Other income, net			(804)
Net loss before income taxes			$(5,367)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

PART IV

ITEM 15.   EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a) (1) Financial Statements

(a)(3) Exhibits

Exhibit No.		Description

2.1†

Merger Agreement, dated as of October 9, 2022, by and among CF VIII, Merger Sub, XBP Europe and BTC International (incorporated by reference to Exhibit 2.1 to CF VIII’s Form 8-K, filed with the SEC on October 11, 2022).

3.1

Second Amended and Restated Certificate of Incorporation of the Company dated November 29, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on December 5, 2023).

3.2		Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on December 5, 2023).
4.1		Form of Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF VIII’s Form S-1/A, filed with the SEC on March 10, 2021).
4.2

Warrant Agreement, dated March 11, 2021, by and between CF VIII and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to CF VIII’s Form 8-K, filed with the SEC on March 17, 2021).

4.3*		Description of Securities
10.1

Lock-Up Agreement, dated as of October 9, 2022, by and among CF VIII, Merger Sub, XBP Europe and the Parent (incorporated by reference to Exhibit 10.3 to CF VIII’s Form 8-K, filed with the SEC on October 11, 2022).

10.2

Waiver, dated as of September 28, 2023, by and between XBP Europe, BTC International, CF VIII, and CF&Co. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on December 5, 2023).

10.3

Amended and Restated Registration Rights Agreement, dated as of November 29, 2023, by and among CF VIII, Cantor, Existing Holders, and New Holders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on December 5, 2023).

10.4

Services Agreement, dated as of November 29, 2023, by and among XBP Europe and Exela Technologies BPA (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on December 5, 2023).

10.5

ETI and Subsidiary Companies Intercompany Income Tax Allocation agreement, dated as of November 29, 2023, by and among ETI, CF VIII, and XBP Europe (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on December 5, 2023).

10.6		Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to CF VIII’s Form S-1/A, filed with the SEC on March 10, 2021).
10.7		Approval Rights Agreement, dated as of July 13, 2023, by and between CF VIII and Cantor (incorporated by reference to Exhibit 10.20 to CF VIII’s Form S-1, filed with the SEC on August 14, 2023).
10.8		Approval Rights Agreement, dated as of July 13, 2023, by and between CF VIII and ETI-MNA LLC (incorporated by reference to Exhibit 10.21 to CF VIII’s Form S-1, filed with the SEC on August 14, 2023).
16.1

Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated December 20, 2023 (incorporated by referenced to Exhibit 16.1 to the Company’s Form 8-K, filed with the SEC on December 21, 2023.

21.1*		List of subsidiaries of the Company.
23.1*		Consent of UHY LLP, independent registered public accounting firm of XBP Europe.
24.1		Power of Attorney (included on the signature page of this report).
31.1*		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

* Filed or furnished herewith, as applicable.
# Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Andrej Jonovic
April 1, 2024		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrej Jonovic and Dejan Avramovic, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Andrej Jonovic
April 1, 2024		Andrej Jonovic, Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
April 1, 2024		Dejan Avramovic, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	By:	/s/ Par Chadha
April 1, 2024		Par Chadha, (Director and Executive Chairman)

Dated:	By:	/s/ Martin P. Akins
April 1, 2024		Martin P. Akins, (Director)

Dated:	By:	/s/ J. Coley Clark
April 1, 2024		J. Coley Clark, (Director)

Dated:	By:	/s/ James G. Reynolds
April 1, 2024		James G. Reynolds, (Director)