Form 10-Q
period 2024-03-31
XBP Europe Holdings, Inc.
filed 2024-05-13
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2024

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

As of May 8, 2024, the Registrant had 30,166,102 shares of common stock outstanding.

XBP Europe Holdings, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,501	$6,905
Accounts receivable, net of allowance for credit losses of $1,489 and $1,272, respectively	30,945	30,795
Inventories, net	4,738	4,740
Prepaid expenses and other current assets	8,488	7,427
Total current assets	47,672	49,867
Property, plant and equipment, net of accumulated depreciation of $42,840 and $42,990, respectively	13,338	13,999
Operating lease right-of-use assets, net	6,940	6,865
Goodwill	22,383	22,910
Intangible assets, net	1,285	1,498
Deferred income tax assets	6,686	6,861
Other noncurrent assets	831	739
Total assets	$99,135	$102,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$15,599	$14,414
Related party payables	11,766	13,350
Accrued liabilities	23,319	24,742
Accrued compensation and benefits	16,288	16,583
Customer deposits	329	536
Deferred revenue	6,403	6,004
Current portion of finance lease liabilities	538	638
Current portion of operating lease liabilities	1,950	1,941
Current portion of long-term debts	4,650	3,863
Total current liabilities	80,842	82,071
Related party notes payable	1,518	1,542
Long-term debt, net of current maturities	12,607	12,763
Finance lease liabilities, net of current portion	8	23
Pension liabilities	11,627	12,208
Operating lease liabilities, net of current portion	5,178	5,065
Other long-term liabilities	1,563	1,635
Total liabilities	$113,343	$115,307
Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock, par value of $0.0001 per share; 160,000,000 shares authorized; 30,166,102 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	30	30
Accumulated deficit	(13,547)	(11,339)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,138)	(1,416)
Unrealized pension actuarial gains, net of tax	447	157
Total accumulated other comprehensive loss	(691)	(1,259)
Total stockholders’ deficit	(14,208)	(12,568)
Total liabilities and stockholders’ deficit	$99,135	$102,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue, net	$40,284	$42,778
Related party revenue, net	66	23
Cost of revenue (exclusive of depreciation and amortization)	30,396	33,290
Related party cost of revenue	18	51
Selling, general and administrative expenses (exclusive of depreciation and amortization)	7,946	8,414
Related party expense	962	1,165
Depreciation and amortization	957	910
Operating profit (loss)	71	(1,029)
Other expense (income), net
Interest expense, net	1,427	1,253
Related party interest income, net	19	45
Foreign exchange losses, net	832	279
Changes in fair value of warrant liability	(37)	—
Pension income, net	(422)	(192)
Net loss before income taxes	(1,748)	(2,414)
Income tax expense	460	92
Net loss	$(2,208)	$(2,506)
Loss per share:
Basic and diluted	$(0.07)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(2,208)	$(2,506)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	278	(194)
Unrealized pension actuarial gains (losses), net of tax	290	(90)
Total other comprehensive loss, net of tax	$(1,640)	$(2,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Losses,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2022	—	$—	$—	$(5,845)	$(17,789)	$(3,298)	$—	$(26,932)
Net loss January 1, 2023 to March 31, 2023	—	—	—	(2,506)	—	—	—	(2,506)
Foreign currency translation adjustment	—	—	—	—	(194)	—	—	(194)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	—	(90)	—	(90)
Balances at March 31, 2023	—	$—	$—	$(8,351)	$(17,983)	$(3,388)	$—	$(29,722)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Gains,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2023	30,166,102	$30	$—	$—	$(1,416)	$157	$(11,339)	$(12,568)
Net loss January 1, 2024 to March 31, 2024	—	—	—	—	—	—	(2,208)	(2,208)
Foreign currency translation adjustment	—	—	—	—	278	—	—	278
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	290	—	290
Balances at March 31, 2024	30,166,102	$30	$—	$—	$(1,138)	$447	$(13,547)	$(14,208)

The accompanying notes are an integral part of these condensed consolidated financial statements

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,208)	$(2,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	776	814
Amortization of intangible assets	181	130
Credit loss expense	217	29
Changes in fair value of warrant liability	(37)	—
Unrealized foreign currency losses	759	592
Change in deferred income taxes	44	45

Change in operating assets and liabilities
Accounts receivable	(1,160)	2,114
Inventories	(102)	323
Prepaid expense and other assets	(1,342)	(822)
Accounts payable	1,463	(2,488)
Related parties payable	(1,711)	(1,473)
Accrued expenses and other liabilities	(791)	(2,416)
Deferred revenue	492	1,550
Customer deposits	(191)	(639)

Net cash used in operating activities	(3,610)	(4,747)

Cash flows from investing activities
Purchase of property, plant and equipment	(385)	(622)

Net cash used in investing activities	(385)	(622)

Cash flows from financing activities
Borrowings under secured borrowing facility	37	32,080
Principal repayment on borrowings under secured borrowing facility	—	(31,325)
Principal payments on long-term obligations	(235)	(225)
Proceeds from Secured Credit Facility	976	—
Principal payments on finance leases	(100)	(196)

Net cash provided by financing activities	678	334

Effect of exchange rates on cash and cash equivalents	(87)	(158)
Net decrease in cash and cash equivalents	(3,404)	(5,193)

Cash and equivalents, beginning of period	6,905	7,473
Cash and equivalents, end of period	$3,501	$2,280

Supplemental cash flow data:
Income tax payments, net of refunds received	(16)	493
Interest paid	534	433

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

1.General

XBP Europe Holdings, Inc. (the “Company”, “XBP Europe”, “we”, “our” or “us”) is a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of businesses. The Company’s name — “XBP” — stands for “exchange for bills and payments” and reflects the Company’s strategy to facilitate connections between buyers and suppliers to optimize clients’ bills and payments and related digitization processes. XBP believes its business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

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

These condensed consolidated financial statements should be read in conjunction with the below notes and the notes to the consolidated financial statements as of and for the year ended December 31, 2023 included in the XBP Europe annual report on Form 10-K for such period (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 and available at the SEC’s website at http://www.sec.gov.

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Merger/Business Combination with CF Acquisition Corp. VIII

The Company was a special purpose acquisition company called CF Acquisition Corp. VIII (“CF VIII”) prior to the closing of a business combination (the “Business Combination”) on November 29, 2023. Pursuant to that certain Agreement and Plan of Merger, dated October 9, 2022 (the “Merger Agreement”) whereby XBP Europe, Inc., a Delaware corporation, and an indirect subsidiary of Exela Technologies, Inc., a Delaware corporation (“ETI”), became a wholly owned subsidiary of CFV III. In connection with the consummation of the Business Combination, the Company changed its name from CF VIII to “XBP Europe Holdings, Inc.” . The Business Combination was accounted for as a reverse capitalization in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, CF VIII was treated as the “acquired” company for financial reporting purposes with XBP Europe surviving as a direct wholly-owned subsidiary of CF VIII.

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

Immediately after giving effect to the Business Combination, there were 30,166,102 shares of Common Stock outstanding, 6,249,980 Public Warrants outstanding and 385,000 Private Warrants outstanding. See Note 14 – Warrants and Note 15 – Stockholders’ Deficit for more details.

3.New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company adopted ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The adoption had no impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

4.Summary of Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in the 2023 Form 10-K.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Revenue is measured as the amount of consideration that is expected to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services and sales of recurring software licenses and professional services within each of the Company’s segments. The Company does not have any significant extended payment terms, as payment for invoices issued is received shortly after goods are delivered or services are provided.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
France	$14,227	$17,442
Germany	12,437	10,542
United Kingdom	7,556	8,191
Sweden	3,979	4,084
Other	2,085	2,519
Total Revenue, net	$40,284	$42,778

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2024 and 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Accounts receivable, net	$30,945	$30,795
Deferred revenues	6,403	6,004
Customer deposits	329	536
Costs to obtain and fulfill a contract	256	350

Accounts receivable, net includes $11.5 million and $11.2 million as of March 31, 2024 and December 31, 2023, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $1.9 million during the three months ended March 31, 2024 that had been deferred as of December 31, 2023. We recognized revenue of $6.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where a fixed monthly fee is received in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2024 in each of the future periods below:

(dollars in thousands)
Remainder of 2024	$6,260
2025	53
2026	12
2027 and thereafter	78
Total	$6,403

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

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of Common Stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, in the calculation of diluted loss per share for the three months ended March 31, 2024 and 2023, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Three months ended
	March 31,
	2024	2023
Net loss attributable to common stockholders (A)	$(2,208)	$(2,506)
Weighted average common shares outstanding – basic and diluted (B)	30,166,102	21,802,689
Loss Per Share:
Basic and diluted (A/B)	$(0.07)	$(0.11)

5.Inventories

Inventories, net consist of the following:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Finished goods	$7,143	$7,182
Allowance for obsolescence	(2,405)	(2,442)
Total inventories, net	$4,738	$4,740

Finished goods inventory includes of $2.4 million and $2.4 million of allowance for obsolescence as of March 31, 2024 and December 31, 2023, respectively. Our allowance for obsolescence is based on a policy developed by historical experience and management judgment.

6.Accounts Receivable

Accounts receivable, net consist of the following:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Billed receivables	$20,892	$20,885
Unbilled receivables	11,542	11,182
Less: Allowance for credit losses	(1,489)	(1,272)
Total accounts receivable, net	$30,945	$30,795

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. Our allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2024 (all related to accounts receivables):

(dollars in thousands)
Balance at January 1, 2024 of the allowance for expected credit losses	$1,272
Change in the provision for expected credit losses for the period	217
Balance at March 31, 2024 of the allowance for expected credit losses	$1,489

7.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	March 31,	December 31,
(dollars in thousands)	(in Years)	2024	2023
Buildings and improvements	7 – 40	$8,967	$9,115
Leasehold improvements	Shorter of life of improvement or lease term	696	709
Machinery and equipment	5 – 15	8,213	8,256
Computer equipment and software	3 – 8	26,198	26,763
Furniture and Fixtures	5 – 15	7,820	7,766
Finance lease right-of use assets	Shorter of life of the asset or lease term	4,284	4,380
		56,178	56,989
Less: Accumulated depreciation and amortization		(42,840)	(42,990)
Total property, plant and equipment, net		$13,338	$13,999

Depreciation expense related to property, plant and equipment was $0.8 million for both the three months ended March 31, 2024 and 2023, respectively.

8.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	March 31, 2024
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
	(in Years)	Amount (a)	Amortization	net
Customer relationships	2.8	$3,076	$(2,047)	$1,029
Outsource contract costs	0.8	749	(493)	256
Total intangibles, net		$3,825	$(2,540)	$1,285

	Weighted
	Average	December 31, 2023
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
	(in Years)	Amount (a)	Amortization	net
Customer relationships	3.0	$3,145	$(1,997)	$1,148
Outsource contract costs	1.0	768	(418)	350
Total intangibles, net		$3,913	$(2,415)	$1,498
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated intangibles amortization expense for the three years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
Remainder of 2024	$538
2025	376
2026	371
$1,285

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 18 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	March 31,
(dollars in thousands)	2024	Additions	Disposals	Impairments	Adjustments	2024
Bills and Payments	$10,058	$—	$—	$—	$(237)	$9,821
Technology	12,852	—	—	—	(290)	12,562
Total	$22,910	$—	$—	$—	$(527)	$22,383

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2023	Additions	Disposals	Impairments	Adjustments	2023
Bills and Payments	$9,689	$—	$—	$—	$369	$10,058
Technology	12,373	—	—	—	479	12,852
Total	$22,062	$—	$—	$—	$848	$22,910

9.Debt

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to the Company’s clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the condensed consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. During the three months ended March 31, 2024 and 2023, the Company incurred interest expense of $0 and $0.1 million, respectively, related to the Secured Borrowing Facility. As of March 31, 2024 and December 31, 2023, the outstanding balances payable under the Secured Borrowing Facility were $0.1 million.

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

The Company accounted for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and treats it as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of account receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows.

During the three months ended March 31, 2024, the Company factored accounts receivable invoices totaling approximately $8.8 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.2 million for the three months ended March 31, 2024, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. As of March 31, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.7 million, $0.3 million, and $6.3 million, respectively. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $0.4 million, and $6.4 million, respectively.

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

The UK Subsidiary’s obligations under the 2019 Credit Agreement are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly owned subsidiaries. The 2019 Credit Agreement and the 2023 Committed Facility Agreement (defined below) contain cross default provisions which relate to the UK Subsidiary and its subsidiaries, but not any other entities within the consolidated group.

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

In June 2020, the UK Subsidiary entered into an amendment to the 2019 Credit Agreement, to provide an additional aggregate principal amount of £4.0 million under a credit agreement (the “Revolving Working Capital Loan Facility” or “2020 Credit Agreement”) together with Revolving Credit Facility (the “Revolving Credit Facilities”). At the inception of the Revolving Working Capital Loan Facility, the borrowing bore an interest rate per annum equal to the LIBOR plus the applicable margin of 3.5% per annum. Effective March 31, 2023, borrowings under the Revolving Working Capital Loan Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 3.5%.

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. As of March 31, 2024 and December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $7.3 million and $6.4 million, respectively.

As of March 31, 2024, the Company had $11.3 million in outstanding principal balance and less than $0.1 million available for additional borrowings under the Revolving Credit Facilities to the extent the Company’s compliance with financial covenants permits such borrowings.

As of March 31, 2024 and 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”), which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. As of March 31, 2024 and December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million.

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

As of March 31, 2024 and 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

Debt Outstanding

As of March 31, 2024, and 2023, the following debt instruments were outstanding:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Term loan	$3,518	$3,785
Revolvers	13,627	12,767
Secured borrowings under Securitization Facility	112	74
Total debt	17,257	16,626
Less: Current portion of long-term debt	4,650	3,863
Long-term debt, net of current maturities	$12,607	$12,763

As of March 31, 2024, maturities of long-term debt are as follows:

(dollars in thousands)	Maturity
Remainder of 2024	$4,650
2025	11,503
2026	177
2027	927
Total debt	17,257
Less: Unamortized discount and debt issuance costs	14
Total maturities of long-term debt	$17,243

10.Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $0.5 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, from continuing operations.

The Company’s ETR of (26.3) % for three months ended March 31, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

For the three months ended March 31, 2023, the Company’s ETR of (5.10) % differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

As of March 31, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

11.Employee Benefit Plans

U.K. Pension Plan

Two of our subsidiaries in the United Kingdom provide pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or March 31, 2015. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles.

German Pension Plan

XBP Europe’s subsidiaries in Germany, Exela Technologies ECM Solutions GmbH, provides pension benefits to certain retirees. Employees eligible for participation include all employees who started working for the Company or its predecessors prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets. No new employees are registered under this plan and the participants who are already eligible to receive benefits under this plan are no longer employees of the Company.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2024, and December 31, 2023, the Company had actuarial gain of $0.4 million and $0.2 million, respectively, which is net of a deferred tax benefit of $1.3 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Service cost	$9	$10
Interest cost	744	749
Expected return on plan assets	(729)	(667)
Amortization
Amortization of prior service cost	—	88
Amortization of net loss	307	385
Net periodic benefit cost	$331	$565

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within pension income, net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0 and $0.6 million to its pension plans during the three months ended March 31, 2024 and 2023, respectively. The Company has a plan to fund the pension plans with the required contributions for 2024 based on current plan provisions.

12.Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on our condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows.

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

The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing was scheduled for March 7, 2024 and was rescheduled for April 8, 2024 and subsequently to June 3, 2024.

The substantive hearing was held on February 16, 2024 and a decision is expected at the end of June 2024.

The Company is in discussions with plaintiff’s counsel and has reached a number of in principle settlements with a certain number of claimants. The settlement negotiations for the remaining claimants are ongoing simultaneously with the court proceedings although there is no certainty the in principle settlements or ongoing negotiations will result in settlement agreements. The Company accrued $2.2 million and $2.2 million in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, based on the estimate of the range of possible losses.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to customers by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive loss or condensed consolidated statements of cash flows.

13.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of March 31, 2024 and 2023, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

As of March 31, 2024 and December 31, 2024, the Company determined the fair value of Private Warrants’ liability as less than $0.1 million, included in the other long-term liabilities in the condensed consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

March 31,
(dollars in thousands)	2024
Balance at beginning of period	$50
Change in the fair value of the private warrants liability	(37)
Balance at end of period	$13

14.Warrants

As of March 31, 2024, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement Warrants	135,000	11.50	3/11/2021	11/29/2028
Forward Purchase Warrants	250,000	11.50	3/11/2021	11/29/2028
Public Warrants	6,249,980	11.50	3/11/2021	11/29/2028
Total	6,634,980

Public Warrants

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the condensed consolidated balance sheets. They may only be exercised for a whole number of shares at a price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

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

15.Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 160,000,000 shares of Common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of March 31, 2024, there were 30,166,102 shares of Common stock issued and outstanding, respectively.

16.Restructuring

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

The Company’s restructuring activity and balance of the restructuring liability is as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$5,454	$2,036
Restructuring charges	—	4,484
Payment of benefits	(841)	(1,066)
Balance at end of the period	$4,613	$5,454

As of March 31, 2024 and December 31, 2023, the current portion of the restructuring liability was $4.6 million and $5.5 million respectively, and was included in accrued compensation and benefits in the condensed consolidated balance sheets.

17.Related Parties

The components of related party expense in the condensed consolidated statements of operations are summarized as follows:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Related party shared services	$744	$907
Related party royalty	—	130
Related party service fee	218	128
Total related party expense	$962	$1,165

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the condensed consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the condensed consolidated statements of operations include sales to affiliates of ETI of $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Purchases

During the historical periods presented, the Company purchased high-speed scanners and related products from non-XBP Europe subsidiaries of ETI. These purchases totaled $0 and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

The allocated shared service expenses and general corporate expenses incurred pursuant to the Services Agreement for the three months ended March 31, 2024 and 2023 were $0.7 million and $0.9 million, respectively, and are included in the related party expenses in the condensed consolidated statements of operations.

In the opinion of management of ETI and the Company, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during 2024 and 2023. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Royalty Expenses

During the historical periods presented, subsidiaries of the Company’s parent, ETI, charged royalty fees for allowing the Company to use tradenames and trademarks owned by subsidiaries of ETI. The Company incurred royalty expense of $0 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, included in related party expense within the condensed consolidated statements of operations.

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022 the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred total fees of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Note Receivable

The Company entered into an Intercompany Loan Agreement with an affiliate of ETI on January 1, 2016, where the Company agreed to lend up to €20 million to the affiliate. The related party note receivable had a six year term with the option to extend for an additional one year term and bore annual interest of 9.5%, due at the end of the term. On January 1, 2023, the Company amended its Intercompany Loan Agreement, extending the maturity of the Intercompany Loan Agreement to March 31, 2024. In accordance with the Ultimate Parent Support Agreement, related party note receivable was eliminated at Closing against related party payables with a residual amount recorded to additional paid-in capital. No related party note receivable was recorded in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The condensed consolidated statements of operations included $0 and $0.3 million of related party interest income for the three months ended March 31, 2024 and 2023, respectively.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in Great British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to March 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result, no related party notes payable was recorded in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The condensed consolidated statements of operations included related party interest expense of $0 and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, in the related party interest expense, net.

Further, the Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 0.0%, due at the end of the term. The condensed consolidated balance sheets included $1.5 million new related party notes payable as of March 31, 2024 and December 31, 2023. The condensed consolidated statements of operations included less than $0.1 million, of related party interest expense for the three months ended March 31, 2024 in the related party interest income, net.

18.Segment Information

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

	Three months ended March 31, 2024
	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$28,874	$11,476	$40,350
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	25,317	5,097	30,414
Segment profit	3,557	6,379	9,936
Selling, general and administrative expenses (exclusive of depreciation and amortization)			7,946
Related party expense			962
Depreciation and amortization			957
Interest expense, net			1,427
Related party interest income, net			19
Foreign exchange losses, net			832
Changes in fair value of warrant liability			(37)
Pension income, net			(422)
Net loss before income taxes			$(1,748)

	Three months ended March 31, 2023
	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.0 million)	$33,568	$9,233	$42,801
Cost of revenue (including related party cost of revenue of $0.1 million, exclusive of depreciation and amortization)	28,725	4,616	33,341
Segment profit	4,843	4,617	9,460
Selling, general and administrative expenses (exclusive of depreciation and amortization)			8,414
Related party expense			1,165
Depreciation and amortization			910
Interest expense, net			1,253
Related party interest income, net			45
Foreign exchange losses, net			279
Pension income, net			(192)
Net loss before income taxes			$(2,414)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion. Amounts in thousands of United States dollars.

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “XBP Europe, “the Company” and similar terms are to XBP Europe Inc. and its subsidiaries before the Business Combination, and to XBP Europe Holdings, Inc. following consummation of the Business Combination, except where the context requires otherwise.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for XBP Europe, and other statements that are not historical facts. These statements are based on the current expectations of XBP Europe management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding XBP Europe’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

The Company is a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of our clients. The Company serves over 2,000 clients of varying sizes and across multiple industries and geographies. We believe our business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

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

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of March 31, 2024, the Company had approximately 1,500 employees (of which 175 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

History

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the closing of the Business Combination, it became a wholly owned subsidiary of XBP Europe Holdings, Inc., and its shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

Key Factors Affecting Company’s Business

The Company believes that its performance and future success depend upon several factors that present significant opportunities for us but also pose risks and challenges discussed in our 2023 Form 10-K under the heading “Risk Factors.”

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

Non-GAAP Financial Measures

To supplement its financial data presented on a basis consistent with GAAP, this report contains certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA. The Company has included these non-GAAP financial measures because they are financial measures used by management to evaluate the Company’s core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments. These measures exclude certain expenses that are required under GAAP. The Company excludes these items because they are non-recurring or non-cash expenses that are determined based in part on the Company’s underlying performance.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Net Loss	$(2,208)	$(2,506)
Income Tax Expenses	460	92
Interest expense including related party interest expense, net	1,446	1,298
Depreciation and amortization	957	910
EBITDA	655	(206)
Restructuring and related expenses(1)	332	818
Related party management fee and royalties	—	401
Foreign exchange losses, net	832	279
Changes in fair value of warrant liability	(37)	—
Transaction Fees(2)	49	1,099
Adjusted EBITDA	$1,831	$2,391
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.
(2)	Represents transaction costs incurred as part of the Business Combination.

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

Changes in fair value of warrant liability – Changes in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued as part of the consummation of the Business Combination. The change in fair value of Private Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model. The warrant is remeasured at the end of each subsequent reporting period.

Pension income, net — Pension income, net consists of expected return on employee benefit plan assets, amortization of prior service cost and amortization of net loss.

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

Results of Operations

Three months ended March 31, 2024 Compared to Three months ended March 31, 2023 (US dollars in thousands)

	Three months ended March 31,
	2024	2023
Revenue:
Bills and Payments	$28,874	$33,568
Technology	11,476	9,233
Revenue, net	40,350	42,801
Cost of revenue (exclusive of depreciation and amortization):
Bills and Payments	25,317	28,725
Technology	5,097	4,616
Total cost of revenues	30,414	33,341
Selling, general and administrative expenses (exclusive of depreciation and amortization)	7,946	8,414
Related party expense	962	1,165
Depreciation and amortization	957	910
Operating profit (loss)	71	(1,029)
Interest expense, net	1,427	1,253
Related party interest expense, net	19	45
Foreign exchange losses, net	832	279
Changes in fair value of warrant liability	(37)	—
Pension income, net	(422)	(192)
Net loss before income taxes	(1,748)	(2,414)
Income tax expense	460	92
Net loss	$(2,208)	$(2,506)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the quarter ended March 31, 2023.

Revenue

For the three months ended March 31, 2024, our net revenue on a consolidated basis decreased by $2.4 million, or 5.7%, to $40.4 million (including related party revenue of $0.1 million) from $42.8 million (including related party revenue of $0.0 million) for the three months ended March 31, 2023. On a constant currency basis, net revenue declined by 7.3% or $3.1 million, offset by the positive impact of foreign currency accounting for 1.6% or $0.7 million.

Bills & Payments and Technology segments constituted 71.6%, and 28.4%, respectively, of our total net revenue for the three months ended March 31, 2024, compared to 78.4%, and 21.6%, respectively, for the three months ended March 31, 2023. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $28.9 million for the three months ended March 31, 2024, compared to $33.6 million for the three months ended March 31, 2023. The revenue decline of $4.7 million, or 14.0%, is primarily attributable to completion of projects, lower volumes and client contract ends, offset by the positive impact of newly won business, some of which is in early stage of ramp. On a constant currency basis, revenue declined by 15.4% or $5.2 million, offset by the positive impact of foreign currency accounting for a 1.5% or $0.5 million.

Technology — For the three months ended March 31, 2024, net revenue attributable to the Technology segment increased by $2.3 million, or 24.3%, to $11.5 million from $9.2 million for the three months ended March 31, 2023. The revenue increase in the Technology segment was largely due to a higher volume of software licenses sold and an increase in technology implementation and professional services revenue, which was partially offset by lower hardware revenues and a large one-time license sale in the first quarter of 2023. On a constant currency basis, revenue increased by 22.3% or $2.0 million, while a positive impact of foreign currency accounted for another 2.0% or $0.2 million.

Cost of Revenue

For the three months ended March 31, 2024, the cost of revenue decreased by $2.9 million (including decrease in related party cost of $0.0 million), or 8.8%, compared to the three months ended March 31, 2023. Total cost of revenue decreased by 10.6% or $3.6 million on a constant currency basis, offset by the positive impact of foreign currency of 1.8% or $0.6 million, when compared to the cost of revenue for the three months ended March 31, 2023.

In the Bills & Payments segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs to the Bills & Payments segment decreased by $3.4 million, or 11.9%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by 13.7% or $3.9 million, offset by the positive impact of foreign currency of 1.8% or $0.5 million.

The cost of revenue in the Technology segment increased by $0.5 million, or 10.4%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment increased by 8.5% or $0.4 million, and positive foreign currency impact accounted for 1.9% or $0.1 million.

The decrease in cost of revenues as a percent of revenue on a consolidated basis was primarily due to a decrease in cost of supplies for resale and external services. Cost of revenue for the three months ended March 31, 2024 was 75.4% of revenue compared to 77.9% of revenue for the three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased by $0.5 million, or 5.6%, to $7.9 million for the three months ended March 31, 2024, compared to $8.4 million for the three months ended March 31, 2023. The decrease was primarily attributable to cost optimization initiatives, resulting in reduced operating lease and facility expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. SG&A expenses remains unchanged as a percentage of revenue at 19.7% for the three months ended March 31, 2024 as compared to 19.7% for the three months ended March 31, 2023.

Related Party Expense

Related party expense was $1.0 million for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023. The decrease was primarily driven by the cost optimization initiatives taken during the current period.

Depreciation and Amortization

Total depreciation and amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase in total depreciation and amortization expense by $0.1 million was primarily due to an increase in amortization expense related to outsource contract costs during the three months ended March 31, 2024.

Interest Expense

Interest expense was $1.4 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023, largely due to higher pension interest cost and an increase in borrowing costs due to an increase in relevant borrowing reference rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Related Party Interest Expense, Net

Related party interest expense, net was $19 thousand for the three months ended March 31, 2024 compared to related party interest expense, net of $45 thousand for the three months ended March 31, 2023.

Foreign Exchange Losses, net

Foreign exchange losses were $0.8 million for the three months ended March 31, 2024 compared to foreign exchange losses of $0.3 million for the three months ended March 31, 2023, primarily due to a higher realized exchange losses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the three months ended March 31, 2024 was a gain of $37 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between December 31, 2023 and the end of the reporting period, March 31, 2024.

Pension Income, net

Pension income, net was $0.4 million for the three months ended March 31, 2024 compared to pension income, net of $0.2 million for the three months ended March 31, 2023. The increase in pension income was primarily due to an increase in pension-related income recorded in the three months ended March 31, 2024.

Income Tax Expense

The Company had an income tax expense of $0.5 million for the three months ended March 31, 2024 compared to an income tax expense of $0.1 million for the three months ended March 31, 2023. The increase in the income tax expenses for the current period is higher than the same period last year due to an increase in profitability in the Netherlands and Germany.

Liquidity and Capital Resources

Overview

At March 31, 2024 and December 31, 2023 cash and cash equivalents totaled $3.5 million and $6.9 million, respectively.

The Company currently expects to spend approximately $1.5 to $2.5 million on total capital expenditures and capitalizable contracts set-up cost over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of March 31, 2024, and in comparison to December 31, 2023, total debt increased by $0.6 million primarily due to an increase in the outstanding amount under the Revolving Working Capital Loan Facility (See “Indebtedness” below), partially offset by repayments of term loans.

The Company has utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the first quarter 2024, the Company paid a significant portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes is expected to be paid by April 2027, or later, as per deferment timeline as established by local laws and regulations.

The Company believes the current cash, cash equivalents and cash flows from financing activities are sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, the Company may need to raise additional capital. The Company may require funding for a variety of reasons, including, but not limited to, cost overruns for reasons outside of its control and it may experience slower sales than anticipated. If the Company’s current cash on hand is not sufficient to meet its financing requirements for the next twelve months, it may have to raise funds to allow it to continue to operate its business and execute on its business plan. The Company cannot be certain that funding will be available on acceptable terms or at all particularly given the amount of Company securities being offered, the terms of such securities and the potential duration of any offering. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact the Company’s ability to conduct business or return capital to investors. If the Company is unable to raise additional capital on acceptable terms, it may have to significantly scale back, delay or discontinue certain businesses, restrict its operations or obtain funds by entering into agreements on unattractive terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(3,610)	$(4,747)
Net cash used in investing activities	(385)	(622)
Net cash provided by financing activities	678	334
Effect of exchange rates on cash and cash equivalents	(87)	(158)
Net decrease in cash and cash equivalents	$(3,404)	$(5,193)

Analysis of Cash Flow Changes between the three months ended March 31, 2024 and 2023

Operating Activities — Net cash used in operating activities was $3.6 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $4.7 million for the three months ended March 31, 2023. The decrease of $1.1 million in cash used in operating activities was largely due to a lower net loss, lower outflows related to accounts payable and accrued expenses and other liabilities, both of which were partially offset by lower intflows from accounts receivable and deferred revenue.

Investing Activities — Net cash used in investing activities was $0.4 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2023. The decrease of $0.2 million in cash used in investing activities due to reduction in additions of property, plant and equipment during the three months ended March 31, 2024.

The cash outflow of $0.4 million in investing activities for the three months ended March 31, 2024 was primarily due to additions to property, plant and equipment during the period.

Financing Activities — Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2024, compared to net cash provided by financing activities of $0.3 million for the three months ended March 31, 2023. The increase of $0.4 million in cash provided by financing activities for the three months ended March 31, 2024 was primarily due to borrowings under the Revolving Working Capital Loan Facility, partially offset by reduction in net borrowing under the securitization facility due to the entry into the Amended Factoring Agreement on September 15, 2023, which resulted in an off-balance sheet treatment of the Secured Borrowing Facility.

Indebtedness

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to our clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the condensed consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. The Company incurred interest expense of $0 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, related to the Secured Borrowing Facility. As of March 31, 2024 and December 31, 2023, the outstanding balances payable under the Secured Borrowing Facility were $0.1 million.

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

The Company accounted for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and treats it as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of account receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows.

During the three months ended March 31, 2024, the Company factored accounts receivable invoices totaling approximately $8.8 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.2 million for the three months ended March 31, 2024, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. As of March 31, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.7 million, $0.3 million, and $6.3 million, respectively. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $0.4 million, and $6.4 million, respectively.

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

At inception, borrowings under the Secured Credit Facility bore interest at a rate per annum equal to the LIBOR plus the applicable margin of 2%, 2.5%, and 3% per annum for the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility respectively. Effective October 29, 2021, borrowings under the Revolving Credit Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 0%. Effective December 31, 2021, borrowings under the Term Loan A Facility and the Term Loan B Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 2% and 2.5%, respectively.

In June 2020, the UK Subsidiary entered into an amendment to the 2019 Credit Agreement, to provide an additional aggregate principal amount of £4.0 million under a credit agreement (the “Revolving Working Capital Loan Facility” or “2020 Credit Agreement”) together with Revolving Credit Facility (the “Revolving Credit Facilities”). At the inception of the Revolving Working Capital Loan Facility, the borrowing bore an interest rate per annum equal to the LIBOR plus the applicable margin of 3.5% per annum. Effective March 31, 2023, borrowings under the Revolving Working Capital Loan Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 3.5%.

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. As of March 31, 2024 and December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $7.3 million and $6.4 million, respectively.

As of March 31, 2024, the Company had $11.3 million in outstanding principal balance and less than $0.1 million available for additional borrowings under the Revolving Credit Facilities to the extent the Company’s compliance with financial covenants permits such borrowings.

As of March 31, 2024 and 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”), which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. As of March 31, 2024 and December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million.

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

As of March 31, 2024 and December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

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

Restructuring Activities

In the fourth quarter of 2023, the Company’s management approved a restructuring plan to realign the Company’s business and strategic priorities by rightsizing its workforce in certain regions. Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations for the year ended December 31, 2023 and related liabilities are recorded within accrued compensation and benefits on the consolidated balance sheets as of December 31, 2023. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

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

Critical Accounting Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. Refer to "Critical Accounting Policies" contained in Part II, Item 7 of our 2023 Form 10-K for a complete discussion of critical accounting estimates. There have been no material changes to 2023 Form 10-K.

Emerging Growth Company Status

The Jumpstart our Business Startups Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such review and evaluation, our CEO and our CFO have concluded that as of March 31, 2024, our internal controls were not effective due to material weaknesses identified. The material weakness identified related to ineffective review controls over the financial statement closing process and order-to cash process including the review of new agreements and work orders.

In light of these material weaknesses and subsequent to the recent completion of the Business Combination, we have enhanced our review controls, added experienced people across order to cash sub-processes for managing critical control activities, and rationalized the controls framework to remove duplicate and redundant controls. We have also established a Center of Excellence (COE) by consolidating financial processes to strengthen the controls framework. The COE’s mission is to create appropriate finance structures, formalize lines of reporting and appoint competent personnel with defined roles and responsibilities to strengthen internal controls. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to financial reporting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the condensed consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three months ended March 31, 2024 and March 31, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

Other than as disclosed above, there was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million, however the court’s decision does not increase the Company’s anticipated exposure for the overall claim. The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing was scheduled for March 7, 2024 and was rescheduled for April 8, 2024 and subsequently to June 3, 2024.

The substantive hearing was held on February 16, 2024 and a decision is expected at the end of June 2024.

The Company is in discussions with plaintiff’s counsel and has reached a number of in principle settlements with a certain number of claimants. The settlement negotiations for the remaining claimants are ongoing simultaneously with the court proceedings although there is no certainty the in principle settlements or ongoing negotiations will result in settlement agreements. The Company accrued $2.2 million and $2.2 million in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, based on the estimate of the range of possible losses.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in the 2023 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the three-month period ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

PART IV

ITEM 6.   EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Andrej Jonovic
May 13, 2024		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
May 13, 2024		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)