Form 10-Q
period 2024-06-30
XBP Europe Holdings, Inc.
filed 2024-08-12
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2024

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

As of August 7, 2024, the Registrant had 30,166,102 shares of common stock outstanding.

XBP Europe Holdings, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,562	$6,905
Accounts receivable, net of allowance for credit losses of $1,448 and $1,272, respectively	27,935	30,795
Inventories, net	4,689	4,740
Prepaid expenses and other current assets	9,482	7,427
Total current assets	57,668	49,867
Property, plant and equipment, net of accumulated depreciation of $43,473 and $42,990, respectively	12,715	13,999
Operating lease right-of-use assets, net	6,365	6,865
Goodwill	22,315	22,910
Intangible assets, net	1,270	1,498
Deferred income tax assets	6,768	6,861
Other noncurrent assets	930	739
Total assets	$108,031	$102,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$17,086	$14,414
Related party payables	11,108	13,350
Accrued liabilities	21,282	24,742
Accrued compensation and benefits	16,777	16,583
Customer deposits	713	536
Deferred revenue	5,194	6,004
Current portion of finance lease liabilities	436	638
Current portion of operating lease liabilities	1,902	1,941
Current portion of long-term debts	5,373	3,863
Total current liabilities	79,871	82,071
Related party notes payable	1,497	1,542
Long-term debt, net of current maturities	26,837	12,763
Finance lease liabilities, net of current portion	—	23
Pension liabilities	11,875	12,208
Operating lease liabilities, net of current portion	4,674	5,065
Other long-term liabilities	1,657	1,635
Total liabilities	$126,411	$115,307
Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock, par value of $0.0001 per share; 200,000,000 shares authorized; 30,166,102 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	30	30
Additional paid in capital	160	—
Accumulated deficit	(18,270)	(11,339)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(994)	(1,416)
Unrealized pension actuarial gains, net of tax	694	157
Total accumulated other comprehensive loss	(300)	(1,259)
Total stockholders’ deficit	(18,380)	(12,568)
Total liabilities and stockholders’ deficit	$108,031	$102,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue, net	$36,031	$42,294	$76,315	$85,072
Related party revenue, net	81	73	147	96
Cost of revenue (exclusive of depreciation and amortization)	29,472	30,668	59,868	63,958
Related party cost of revenue	10	12	28	63
Selling, general and administrative expenses (exclusive of depreciation and amortization)	6,905	8,181	14,851	16,595
Related party expense	1,215	1,133	2,177	2,298
Depreciation and amortization	923	946	1,880	1,856
Operating profit (loss)	(2,413)	1,427	(2,342)	398
Other expense (income), net
Interest expense, net	1,466	1,187	2,893	2,440
Related party interest expense (income), net	22	(51)	41	(6)
Foreign exchange losses, net	704	661	1,536	940
Changes in fair value of warrant liability	(3)	—	(40)	—
Pension income, net	(421)	(197)	(843)	(389)
Net loss before income taxes	(4,181)	(173)	(5,929)	(2,587)
Income tax expense	542	385	1,002	477
Net loss	$(4,723)	$(558)	$(6,931)	$(3,064)
Loss per share:
Basic and diluted	$(0.16)	$(0.03)	$(0.23)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(4,723)	$(558)	$(6,931)	$(3,064)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	144	(505)	422	(699)
Unrealized pension actuarial gains (losses), net of tax	247	(113)	537	(203)
Total other comprehensive loss, net of tax	$(4,332)	$(1,176)	$(5,972)	$(3,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Losses,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2022	—	$—	$—	$(5,845)	$(17,789)	$(3,298)	$—	$(26,932)
Net loss January 1, 2023 to March 31, 2023	—	—	—	(2,506)	—	—	—	(2,506)
Foreign currency translation adjustment	—	—	—	—	(194)	—	—	(194)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	—	(90)	—	(90)
Balances at March 31, 2023	—	$—	$—	$(8,351)	$(17,983)	$(3,388)	$—	$(29,722)
Net loss April 1, 2023 to June 30, 2023	—	—	—	(558)	—	—	—	(558)
Classification adjustment	—	—	—	(18,987)	18,987	—	—	—
Foreign currency translation adjustment	—	—	—	—	(505)	—	—	(505)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	—	(113)	—	(113)
Balances at June 30, 2023	—	$—	$—	$(27,896)	$499	$(3,501)	$—	$(30,898)

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Gains,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2023	30,166,102	$30	$—	$—	$(1,416)	$157	$(11,339)	$(12,568)
Net loss January 1, 2024 to March 31, 2024	—	—	—	—	—	—	(2,208)	(2,208)
Foreign currency translation adjustment	—	—	—	—	278	—	—	278
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	290	—	290
Balances at March 31, 2024	30,166,102	$30	$—	$—	$(1,138)	$447	$(13,547)	$(14,208)
Net loss April 1, 2024 to June 30, 2024	—	—	—	—	—	—	(4,723)	(4,723)
Equity-based compensation	—	—	160	—	—	—	—	160
Foreign currency translation adjustment	—	—	—	—	144	—	—	144
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	247	—	247
Balances at June 30, 2024	30,166,102	$30	$160	$—	$(994)	$694	$(18,270)	$(18,380)

The accompanying notes are an integral part of these condensed consolidated financial statements

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(in thousands of United States dollars)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6,931)	$(3,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,520	1,663
Amortization of intangible assets	360	228
Credit loss expense	176	124
Changes in fair value of warrant liability	(40)	—
Stock-based compensation expense	160	—
Unrealized foreign currency losses	1,323	734
Change in deferred income taxes	(80)	(30)

Change in operating assets and liabilities
Accounts receivable	1,799	3,409
Inventories	(83)	135
Prepaid expense and other assets	(2,482)	1,061
Accounts payable	3,000	(3,426)
Related parties payable	(2,221)	1,695
Accrued expenses and other liabilities	(1,528)	(2,184)
Deferred revenue	(708)	(1,903)
Customer deposits	195	89

Net cash used in operating activities	(5,540)	(1,469)

Cash flows from investing activities
Purchase of property, plant and equipment	(553)	(1,993)
Additions to internally developed software	(173)	—

Net cash used in investing activities	(726)	(1,993)

Cash flows from financing activities
Borrowings under secured borrowing facility	—	62,962
Principal repayment on borrowings under secured borrowing facility	(18)	(63,571)
Borrowings under 2024 Revolving Credit Facility	15,339	—
Principal payments on long-term obligations	(468)	(456)
Proceeds from Secured Credit Facility	972	—
Principal payments on finance leases	(207)	(381)

Net cash provided by (used in) financing activities	15,618	(1,446)

Effect of exchange rates on cash and cash equivalents	(695)	(86)
Net increase (decrease) in cash and cash equivalents	8,657	(4,994)

Cash and equivalents, beginning of period	6,905	7,473
Cash and equivalents, end of period	$15,562	$2,479

Supplemental cash flow data:
Income tax payments, net of refunds received	60	568
Interest paid	1,053	888

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

Merger/Business Combination with CF Acquisition Corp. VIII

The Company was a special purpose acquisition company called CF Acquisition Corp. VIII (“CF VIII”) prior to the closing of a business combination (the “Business Combination”) on November 29, 2023. Pursuant to that certain Agreement and Plan of Merger, dated October 9, 2022 (the “Merger Agreement”) whereby XBP Europe, Inc., a Delaware corporation, and an indirect subsidiary of Exela Technologies, Inc., a Delaware corporation (“ETI”), became a wholly owned subsidiary of CFV III. In connection with the consummation of the Business Combination, the Company changed its name from CF VIII to “XBP Europe Holdings, Inc.” The Business Combination was accounted for as a reverse capitalization in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, CF VIII was treated as the “acquired” company for financial reporting purposes with XBP Europe surviving as a direct wholly-owned subsidiary of CF VIII.

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

Immediately after giving effect to the Business Combination, there were 30,166,102 shares of Common Stock outstanding, 6,249,980 Public Warrants outstanding and 385,000 Private Warrants outstanding. See Note 15 – Warrants and Note 16 – Stockholders’ Deficit for more details.

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

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their “fair value.” This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grant date in the case of restricted stock units and using an option pricing model in the case of stock options. The Company accounts for forfeitures as they occur. The expense resulting from share-based payments is recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
France	$12,773	$14,463	$27,000	$31,905
Germany	10,868	8,138	23,305	18,680
United Kingdom	7,182	11,230	14,738	19,421
Sweden	3,105	5,899	7,084	9,983
Other	2,103	2,564	4,188	5,083
Total Revenue, net	$36,031	$42,294	$76,315	$85,072

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Accounts receivable, net	$27,935	$30,795
Deferred revenues	5,194	6,004
Customer deposits	713	536
Costs to obtain and fulfill a contract	169	350

Accounts receivable, net includes $10.5 million and $11.2 million as of June 30, 2024 and December 31, 2023, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $1.5 million and $3.4 million during the three and six months ended June 30, 2024, respectively, that had been deferred as of December 31, 2023. We recognized revenue of $6.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where a fixed monthly fee is received in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2024 in each of the future periods below:

(dollars in thousands)
Remainder of 2024	$4,670
2025	446
2026	9
2027	69
Total	$5,194

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

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of Common Stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options (3,420,329 as of June 30, 2024) in the calculation of diluted loss per share for the three and six months ended June 30, 2024 and 2023, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss attributable to common stockholders (A)	$(4,723)	$(558)	$(6,931)	$(3,064)
Weighted average common shares outstanding – basic and diluted (B)	30,166,102	21,802,689	30,166,102	21,802,689
Loss Per Share:
Basic and diluted (A/B)	$(0.16)	$(0.03)	$(0.23)	$(0.14)

5.Inventories

Inventories, net consist of the following:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Finished goods	$7,068	$7,182
Allowance for obsolescence	(2,379)	(2,442)
Total inventories, net	$4,689	$4,740

Finished goods inventory includes of $2.4 million and $2.4 million of allowance for obsolescence as of June 30, 2024 and December 31, 2023, respectively. Our allowance for obsolescence is based on a policy developed by historical experience and management judgment.

6.Accounts Receivable

Accounts receivable, net consist of the following:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Billed receivables	$18,875	$20,885
Unbilled receivables	10,508	11,182
Less: Allowance for credit losses	(1,448)	(1,272)
Total accounts receivable, net	$27,935	$30,795

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. Our allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the six months ended June 30, 2024 (all related to accounts receivables):

(dollars in thousands)
Balance at January 1, 2024 of the allowance for expected credit losses	$1,272
Change in the provision for expected credit losses for the period	176
Balance at June 30, 2024 of the allowance for expected credit losses	$1,448

7.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	June 30,	December 31,
(dollars in thousands)	(in Years)	2024	2023
Buildings and improvements	7 – 40	$8,947	$9,115
Leasehold improvements	Shorter of life of improvement or lease term	641	709
Machinery and equipment	5 – 15	8,321	8,256
Computer equipment and software	3 – 8	26,353	26,763
Furniture and Fixtures	5 – 15	7,673	7,766
Finance lease right-of use assets	Shorter of life of the asset or lease term	4,253	4,380
		56,188	56,989
Less: Accumulated depreciation and amortization		(43,473)	(42,990)
Total property, plant and equipment, net		$12,715	$13,999

Depreciation expense related to property, plant and equipment was $0.7 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

8.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	June 30, 2024
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	2.5	$3,054	$(2,126)	$928
Internally developed software	3.0	173	—	173
Outsource contract costs	0.5	743	(574)	169
Total intangibles, net		$3,970	$(2,700)	$1,270

	Weighted
	Average	December 31, 2023
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	3.0	$3,145	$(1,997)	$1,148
Outsource contract costs	1.0	768	(418)	350
Total intangibles, net		$3,913	$(2,415)	$1,498
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated intangibles amortization expense for the four years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
Remainder of 2024	$356
2025	431
2026	425
2027	58
Total	$1,270

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 19 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	June 30,
(dollars in thousands)	2024	Additions	Disposals	Impairments	Adjustments	2024
Bills and Payments	$10,058	$—	$—	$—	$(276)	$9,782
Technology	12,852	—	—	—	(319)	12,533
Total	$22,910	$—	$—	$—	$(595)	$22,315

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2023	Additions	Disposals	Impairments	Adjustments	2023
Bills and Payments	$9,689	$—	$—	$—	$369	$10,058
Technology	12,373	—	—	—	479	12,852
Total	$22,062	$—	$—	$—	$848	$22,910

9.Debt

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to the Company’s clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the condensed consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. During the three months ended June 30, 2024 and 2023, the Company incurred interest expense of $0 and $0.1 million, respectively, and $0 and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, related to the Secured Borrowing Facility. As of June 30, 2024 and December 31, 2023, the outstanding balances payable under the Secured Borrowing Facility were $0.1 million.

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

During the six months ended June 30, 2024, the Company factored accounts receivable invoices totaling approximately $7.0 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. As of June 30, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.7 million, $0.1 million, and $6.3 million, respectively. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.9 million, $0.4 million, and $6.4 million, respectively.

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

At inception, borrowings under the Secured Credit Facility bore interest at a rate per annum equal to the LIBOR plus the applicable margin of 2%, 2.5%, and 3% per annum for the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility respectively. Effective October 29, 2021, borrowings under the Revolving Credit Facility bore interest at a rate per annum equal to the Sterling Overnight Index Average (“SONIA”) plus the applicable margin of 3%. Effective December 31, 2021, borrowings under the Term Loan A Facility and the Term Loan B Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 2% and 2.5%, respectively.

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

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. As of June 30, 2024 and December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $7.4 million and $6.4 million, respectively.

As of June 30, 2024, the Company had $11.3 million in outstanding principal balance and less than $0.1 million available for additional borrowings under the Revolving Credit Facilities to the extent the Company’s compliance with financial covenants permits such borrowings.

As of June 30, 2024 and December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”), which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. As of June 30, 2024 and December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.4 million and $1.5 million, respectively.

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

As of June 30, 2024 and December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

2024 Facilities Agreement

In June 2024, XBP Europe, Inc. a wholly-owned subsidiary of the Company, together with certain other subsidiaries (the “XBP Group”), entered into a Facilities Agreement (the “2024 Facilities Agreement”) with HSBC UK Bank plc (“HSBC”) for a £15.0 million and €10.5 million Secured Credit Facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2024 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2024 Term Loan B Facility”, collectively with the 2024 Term Loan A Facility, the “2024 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “2024 Revolving Credit Facility”), and, together with the 2024 Term Loan Facilities, (the “2024 Senior Credit Facilities”). The 2024 Term Loan Facilities mature on June 26, 2028 and the 2024 Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. An additional £14.0 million of credit under the 2024 Revolving Credit Facility may be made available at HSBC’s discretion for specific purposes as per the 2024 Facilities Agreement.

The Company will use the 2024 Term Loan Facilities to repay in full all outstanding indebtedness under the 2019 Credit Agreement, 2020 Credit Agreement and 2022 Committed Facility Agreement. The Company incurred $1.4 million in debt issuance costs related to the 2024 Facilities Agreement.

The 2024 Facilities Agreement contains financial covenants including, but not limited to, (i) requiring the maintenance of a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00.

The 2024 Facilities Agreement and indenture governing the 2024 Secured Credit Facilities contains certain affirmative and negative covenants limiting on the ability of the XBP Group to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents.

Except as otherwise provided by applicable law, all obligations under the 2024 Facilities Agreement are jointly and severally unconditionally guaranteed by each member of the XBP Group.

Borrowings under the 2024 Term Loan A Facility, the 2024 Term Loan B Facility and 2024 Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

As of June 30, 2024, the Company has drawn £12.0 million under 2024 Revolving Credit Facility in Euros currency. As of June 30, 2024, the outstanding balance under the 2024 Revolving Credit Facility was $15.2 million.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

Debt Outstanding

As of June 30, 2024, and December 31, 2023, the following debt instruments were outstanding:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Term loan	$3,292	$3,785
Revolvers	13,653	12,767
2024 Revolving Credit Facility	15,205	—
Secured borrowings under Securitization Facility	60	74
Total debt	32,210	16,626
Less: Current portion of long-term debt	5,373	3,863
Long-term debt, net of current maturities	$26,837	$12,763

10.Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, from continuing operations.

The Company’s ETR of (13.0)% and (16.9)% for three and six months ended June 30, 2024, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

For the three and six months ended June 30, 2023, the Company’s ETR of (249.0)% and (18.6)%, respectively, differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

As of June 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2024, and December 31, 2023, the Company had actuarial gain of $0.7 million and $0.2 million, respectively, which is net of a deferred tax benefit of $1.3 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Service cost	$9	$10	$19	$20
Interest cost	739	770	1,482	1,519
Expected return on plan assets	(726)	(685)	(1,455)	(1,352)
Amortization
Amortization of prior service cost	—	90	—	178
Amortization of net loss	305	398	612	783
Net periodic benefit cost	$327	$583	$658	$1,148

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within pension income, net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.2 and $0.6 million to its pension plans during the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. The Company has plans to fund the pension plans with the required contributions for 2024 based on current plan provisions.

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

The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing is scheduled for September 9, 2024.

The substantive hearing was held on February 16, 2024 and a decision was made at the end of June 2024.

The Company was in discussions with plaintiff’s counsel and reached a number of settlements with a certain number of claimants prior to the decision of the court and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remain to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company is considering the possibility of appealing the decision. The Company accrued $1.0 million and $2.2 million in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, based on the estimate of the range of possible losses.

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

13.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of June 30, 2024 and December 31, 2023, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

As of June 30, 2024 and December 31, 2023, the Company determined the fair value of Private Warrants’ liability as $0.0 million, included in the other long-term liabilities in the condensed consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

June 30,
(dollars in thousands)	2024
Balance at beginning of period	$50
Change in the fair value of the private warrants liability	(40)
Balance at end of period	$10

14.Stock-Based Compensation

XBP Europe 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe approved and adopted XBP Europe’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe’s 2024 Annual Meeting of Stockholders. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, XBP Europe is authorized to issue up to 5,520,270 shares of common stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of XBP Europe’s broader compensation strategy and philosophy. Awards granted under the 2024 Equity Plan will be granted upon terms approved by XBP Europe’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of June 30, 2024, there were no shares of XBP Europe’s common stock issued under the XBP 2024 Equity Plan. However, restricted stock unit and stock options were issued under the XBP 2024 Equity Plan.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a less than a year to three year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the six months ended June 30, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Granted	3,325,329	$1.24
Forfeited	—	—
Vested	—	—
Outstanding Balance as of June 30, 2024	3,325,329	$1.24	2.70

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Stock options granted under the 2024 Plan generally require no less than a four year ratable vesting period. Stock option activity for the six months ended June 30, 2024 is summarized in the following table:

Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Granted	95,000	$0.58	$
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding Balance as of June 30, 2024(1)	95,000	$0.58	$1.31	3.84

(1)	None of the outstanding options are exercisable as of June 30, 2024.

As of June 30, 2024, there was $4.0 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.2 million related to restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan for the three and six months ended June 30, 2024.

15.Warrants

As of June 30, 2024, the Company had the following common stock warrants outstanding:

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

Private Warrants

The Private Warrants meet the definition of a derivative, however they don’t meet the equity scope exception in ASC 815 and are therefore classified as a liability. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Cantor or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, and (iii) shall not be redeemable by the Company,

Upon exercise of each of the Public Warrants and Private Warrants, the exercise price and number of shares of Common Stock issuable may be adjusted in certain circumstances including in the event of a stock dividend, a consolidation, combination, reverse stock split or reclassification of shares of Common Stock.

16.Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 shares of Common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of June 30, 2024, there were 30,166,102 shares of Common stock issued and outstanding, respectively.

17.Restructuring

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

The Company’s restructuring activity and balance of the restructuring liability is as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$5,454	$2,036
Restructuring charges	558	4,484
Payment of benefits	(4,136)	(1,066)
Balance at end of the period	$1,876	$5,454

As of June 30, 2024 and December 31, 2023, the current portion of the restructuring liability was $1.9 million and $5.5 million respectively, and was included in accrued compensation and benefits in the condensed consolidated balance sheets.

18.Related Parties

The components of related party expense in the condensed consolidated statements of operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Related party shared services	$839	$869	$1,583	$1,776
Related party royalty	—	93	—	223
Related party service fee	376	171	594	299
Total related party expense	$1,215	$1,133	$2,177	$2,298

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the condensed consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the condensed consolidated statements of operations include sales to affiliates of ETI of $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and less than $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

Purchases

During the historical periods presented, the Company purchased high-speed scanners and related products from non-XBP Europe subsidiaries of ETI. These purchases totaled $0 and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0 and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

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

The allocated shared service expenses and general corporate expenses incurred pursuant to the Services Agreement for the three months ended June 30, 2024 and 2023 were $0.9 million and $0.9 million, respectively, and

$1.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively, and are included in the related party expenses in the condensed consolidated statements of operations.

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

Royalty Expenses

During the historical periods presented, subsidiaries of the Company’s parent, ETI, charged royalty fees for allowing the Company to use tradenames and trademarks owned by subsidiaries of ETI. The Company incurred royalty expense of $0 and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0 and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, included in related party expense within the condensed consolidated statements of operations.

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022 the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred total fees of $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

Note Receivable

The Company entered into an Intercompany Loan Agreement with an affiliate of ETI on January 1, 2016, where the Company agreed to lend up to €20 million to the affiliate. The related party note receivable had a six year term with the option to extend for an additional one year term and bore annual interest of 9.5%, due at the end of the term. On January 1, 2023, the Company amended its Intercompany Loan Agreement, extending the maturity of the Intercompany Loan Agreement to December 31, 2023. In accordance with the Ultimate Parent Support Agreement, related party note receivable was eliminated at Closing against related party payables with a residual amount recorded to additional paid-in capital. No related party note receivable was recorded in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The condensed consolidated statements of operations included $0 and $0.3 million of related party interest income for the three months ended June 30, 2024 and 2023, respectively, and $0 and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in Great British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to December 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result, no related party notes payable was recorded in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The condensed consolidated statements of operations included related party interest expense of $0 and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0 and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, in the related party interest expense (income), net.

Further, the Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 6.0%, due at the end of the term. The condensed consolidated balance sheets included $1.5 million new related party notes payable as of June 30, 2024 and December 31, 2023. The condensed consolidated statements of operations included less than $0.1 million of related party interest expense for the three and six months ended June 30, 2024 in the related party interest expense (income), net.

19.Segment Information

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

	Three months ended June 30, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$27,305	$8,807	$36,112
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	25,074	4,408	29,482
Segment profit	2,231	4,399	6,630
Selling, general and administrative expenses (exclusive of depreciation and amortization)			6,905
Related party expense			1,215
Depreciation and amortization			923
Interest expense, net			1,466
Related party interest expense, net			22
Foreign exchange losses, net			704
Changes in fair value of warrant liability			(3)
Pension income, net			(421)
Net loss before income taxes			$(4,181)

	Three months ended June 30, 2023
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$30,198	$12,169	$42,367
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	26,465	4,215	30,680
Segment profit	3,733	7,954	11,687
Selling, general and administrative expenses (exclusive of depreciation and amortization)			8,181
Related party expense			1,133
Depreciation and amortization			946
Interest expense, net			1,187
Related party interest income, net			(51)
Foreign exchange losses, net			661
Pension income, net			(197)
Net loss before income taxes			$(173)

	Six months ended June 30, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$56,179	$20,283	$76,462
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	50,391	9,505	59,896
Segment profit	5,788	10,778	16,566
Selling, general and administrative expenses (exclusive of depreciation and amortization)			14,851
Related party expense			2,177
Depreciation and amortization			1,880
Interest expense, net			2,893
Related party interest expense, net			41
Foreign exchange losses, net			1,536
Changes in fair value of warrant liability			(40)
Pension income, net			(843)
Net loss before income taxes			$(5,929)

	Six months ended June 30, 2023
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$63,766	$21,402	$85,168
Cost of revenue (including related party cost of revenue of $0.1 million, exclusive of depreciation and amortization)	55,189	8,832	64,021
Segment profit	8,577	12,570	21,147
Selling, general and administrative expenses (exclusive of depreciation and amortization)			16,595
Related party expense			2,298
Depreciation and amortization			1,856
Interest expense, net			2,440
Related party interest income, net			(6)
Foreign exchange losses, net			940
Pension income, net			(389)
Net loss before income taxes			$(2,587)

20.Subsequent event

2024 Facilities Agreement

On July 2, 2024 the Company has drawn $3.8 million under 2024 Term Loan A Facility and $11.3 million under 2024 Term Loan B Facility, and repaid $8.1 million outstanding indebtedness under the 2019 Credit Agreement, $5.1 million outstanding indebtedness under the 2020 Credit Agreement and $1.4 million outstanding indebtedness under the 2022 Committed Facility Agreement. Accordingly, the Company wrote off the unamortized balance of less than $0.1 million of debt issuance costs related to the 2019 Credit Agreement and 2020 Credit Agreement. The outstanding principal amount of the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly instalments of £150 thousands commencing September 30, 2024, with the remaining outstanding principal amount of £750 thousands payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly instalments of €525 thousands commencing September 30, 2024, with the remaining outstanding principal amount of €2.625 million payable at maturity along with accrued and unpaid interest.

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

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of June 30, 2024, the Company had approximately 1,500 employees (of which 159 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

History

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the closing of the Business Combination, it became a wholly owned subsidiary of the Comapny, and the Company’s shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Net Loss	$(4,723)	$(558)	$(6,931)	$(3,064)
Income Tax Expenses	542	385	1,002	477
Interest expense including related party interest expense, net	1,488	1,136	2,934	2,434
Depreciation and amortization	923	946	1,880	1,856
EBITDA	(1,770)	1,909	(1,115)	1,703
Restructuring and related expenses(1)	249	472	477	1,290
Employee litigation matter(2)	917	345	1,021	345
Related party management fee and royalties	—	421	—	822
Foreign exchange losses, net	704	660	1,536	939
Non-cash equity compensation(3)	160	—	160	—
Changes in fair value of warrant liability	(3)	—	(40)	—
Transaction Fees(4)	30	202	79	1,301
Adjusted EBITDA	$287	$4,009	$2,118	$6,400
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.
(2)	Represents litigation settlement and associated expenses incurred in connection with the Company subsidiary litigation. See Note 12 – Commitments and Contingencies for more details.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents transaction costs incurred as part of the Business Combination.

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

Results of Operations

Three months ended June 30, 2024 Compared to Three months ended June 30, 2023 (US dollars in thousands)

	Three months ended June 30,
	2024	2023
Revenue:
Bills and Payments	$27,305	$30,198
Technology	8,807	12,169
Revenue, net (including related party revenue of $0.1 million and $0.1 million, respectively)	36,112	42,367
Cost of revenue:
Bills and Payments	25,074	26,465
Technology	4,408	4,215
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.0 million, respectively, exclusive of depreciation and amortization)	29,482	30,680
Selling, general and administrative expenses (exclusive of depreciation and amortization)	6,905	8,181
Related party expense	1,215	1,133
Depreciation and amortization	923	946
Operating profit (loss)	(2,413)	1,427
Interest expense, net	1,466	1,187
Related party interest expense (income), net	22	(51)
Foreign exchange losses, net	704	661
Changes in fair value of warrant liability	(3)	—
Pension income, net	(421)	(197)
Net loss before income taxes	(4,181)	(173)
Income tax expense	542	385
Net loss	$(4,723)	$(558)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the quarter ended June 30, 2023.

Revenue

For the three months ended June 30, 2024, our net revenue on a consolidated basis decreased by $6.3 million, or 14.8%, to $36.1 million (including related party revenue of $0.1 million) from $42.4 million (including related party revenue of $0.1 million) for the three months ended June 30, 2023. On a constant currency basis, net revenue declined by $6.0 million or 14.2%, while a negative impact of foreign currency accounted for another $0.3 million or 0.6%.

Bills & Payments and Technology segments constituted 75.6%, and 24.4%, respectively, of our total net revenue for the three months ended June 30, 2024, compared to 71.3%, and 28.7%, respectively, for the three months ended June 30, 2023. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $27.3 million for the three months ended June 30, 2024, compared to $30.2 million for the three months ended June 30, 2023. The revenue decline of $2.9 million or 9.6%, is primarily attributable to completion of projects, lower volumes and client contract ends, offset by the positive impact of newly won business, some of which is in early stage of ramp. On a constant currency basis, revenue declined by $2.7 million or 8.9%, while a negative impact of foreign currency accounted for another $0.2 million or 0.7%.

Technology — For the three months ended June 30, 2024, net revenue attributable to the Technology segment decreased by $3.4 million or 27.6%, to $8.8 million from $12.2 million for the three months ended June 30, 2023. The revenue decline in the Technology segment was largely due to lower license sales offset by higher implementation and professional services revenue. On a constant currency basis, revenue decreased by $3.3 million or 27.1%, while a negative impact of foreign currency accounted for another $0.1 million or 0.5%.

Cost of Revenue

For the three months ended June 30, 2024, the cost of revenue decreased by $1.2 million (including decrease in related party cost of $0.0 million), or 3.9%, compared to the three months ended June 30, 2023. Total cost of revenue decreased by $1.2 million or 3.8% on a constant currency basis, while a negative impact of foreign currency accounted for another less than $0.1 million or 0.1%, when compared to the cost of revenue for the three months ended June 30, 2023.

In the Bills & Payments segments, the decrease was primarily attributable to the corresponding decline in revenues, partially offset by higher ramp cost for major projects in Germany and UK. Costs to the Bills & Payments segment decreased by $1.4 million, or 5.3%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by $1.4 million or 5.2%, with insignificant negative impact of foreign currency.

The cost of revenue in the Technology segment increased by $0.2 million, or 4.6%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment increased by $0.2 million or 5.4%, offset by the negative impact of foreign currency accounting for less than $0.1 million or 0.9%.

The increase in cost of revenues as a percent of revenue on a consolidated basis was primarily due to a change in revenue mix. Cost of revenue for the three months ended June 30, 2024 was 81.6% of revenue compared to 72.4% of revenue for the three months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased by $1.2 million, or 15.6%, to $7.0 million for the three months ended June 30, 2024, compared to $8.2 million for the three months ended June 30, 2023. The decrease was primarily attributable to cost optimization initiatives, resulting in reduced operating lease and facility expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. SG&A expenses decreased as a percentage of revenue at 19.1% for the three months ended June 30, 2024 as compared to 19.3% for the three months ended June 30, 2023.

Related Party Expense

Related party expense was $1.2 million for the three months ended June 30, 2024 compared to $1.1 million for the three months ended June 30, 2023. The increase was primarily driven by the expansion of Center of Excellence (COE) during the current period, which involved consolidating financial processes to strengthen the controls framework.

Depreciation and Amortization

Total depreciation and amortization expense was $0.9 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $1.5 million for the three months ended June 30, 2024, compared to $1.2 million for the three months ended June 30, 2023, largely due to higher pension interest cost and an increase in borrowing costs due to an increase in relevant borrowing reference rates during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Related Party Interest Expense (Income), Net

Related party interest expense, net was $22 thousand for the three months ended June 30, 2024 compared to related party interest income, net of $51 thousand for the three months ended June 30, 2023.

Foreign Exchange Losses, net

Foreign exchange losses were $0.7 million for the three months ended June 30, 2024 compared to foreign exchange losses of $0.7 million for the three months ended June 30, 2023

Changes in fair value of warrant liability

The change in fair value of warrant liability during the three months ended June 30, 2024 was a gain of $3 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between March 31, 2024 and the end of the reporting period, June 30, 2024.

Pension Income, net

Pension income, net was $0.4 million for the three months ended June 30, 2024 compared to pension income, net of $0.2 million for the three months ended June 30, 2023. The increase in pension income was primarily due to an increase in pension-related income recorded in the three months ended June 30, 2024.

Income Tax Expense

The Company had an income tax expense of $0.5 million for the three months ended June 30, 2024 compared to an income tax expense of $0.4 million for the three months ended June 30, 2023. The increase in the income tax expenses for the current period is higher than the same period last year due to due to an increase in profitability in the Netherlands and Germany.

Six months ended June 30, 2024 Compared to Six months ended June 30, 2023 (US dollars in thousands)

	Six months ended June 30,
	2024	2023
Revenue:
Bills and Payments	$56,179	$63,766
Technology	20,283	21,402
Revenue, net (including related party revenue of $0.1 million and $0.1 million, respectively)	76,462	85,168
Cost of revenue:
Bills and Payments	50,391	55,189
Technology	9,505	8,832
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.1 million, respectively, exclusive of depreciation and amortization)	59,896	64,021
Selling, general and administrative expenses (exclusive of depreciation and amortization)	14,851	16,595
Related party expense	2,177	2,298
Depreciation and amortization	1,880	1,856
Operating profit (loss)	(2,342)	398
Interest expense, net	2,893	2,440
Related party interest expense (income), net	41	(6)
Foreign exchange losses, net	1,536	940
Changes in fair value of warrant liability	(40)	—
Pension income, net	(843)	(389)
Net loss before income taxes	(5,929)	(2,587)
Income tax expense	1,002	477
Net loss	$(6,931)	$(3,064)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the six months ended June 30, 2023.

Revenue

For the six months ended June 30, 2024, our net revenue on a consolidated basis decreased by $8.7 million, or 10.2%, to $76.5 million (including related party revenue of $0.1 million) from $85.2 million (including related party revenue of $0.1 million) for the six months ended June 30, 2023. On a constant currency basis, net revenue declined by $9.1 million or 10.7%, offset by the positive impact of foreign currency accounting for $0.4 million or 0.5%.

Bills & Payments and Technology segments constituted 73.5%, and 26.5%, respectively, of our total net revenue for the six months ended June 30, 2024, compared to 74.9%, and 25.1%, respectively, for the six months ended June 30, 2023. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $56.2 million for the six months ended June 30, 2024, compared to $63.8 million for the six months ended June 30, 2023. The revenue decline of $7.6 million, or 11.9%, is primarily attributable to completion of projects, lower volumes and client contract ends, offset by the positive impact of newly won business, some of which is in early stage of ramp. On a constant currency basis, revenue declined by $7.9 million or 12.4%, offset by the positive impact of foreign currency accounting for $0.3 million or 0.5%.

Technology — For the six months ended June 30, 2024, net revenue attributable to the Technology segment decreased by $1.1 million, or 5.2%, to $20.3 million from $21.4 million for the six months ended June 30, 2023. The revenue decrease in the Technology segment was largely due to a higher volume of software licenses sold, partially offset by increase in technology implementation and professional services revenue. On a constant currency basis, revenue decreased by $1.2 million or 5.8%, offset by the positive impact of foreign currency accounted for $0.1 million or 0.5%.

Cost of Revenue

For the six months ended June 30, 2024, the cost of revenue decreased by $4.1 million (including decrease in related party cost of $0.0 million), or 6.4%, compared to the six months ended June 30, 2023. Total cost of revenue decreased by $4.6 million or 7.1% on a constant currency basis, offset by the positive impact of foreign currency of $0.4 million or 0.7%, when compared to the cost of revenue for the six months ended June 30, 2023.

In the Bills & Payments segments, the decrease was primarily attributable to the corresponding decline in revenues, partially offset by higher ramp cost for major projects in Germany and UK. Costs to the Bills & Payments segment decreased by $4.8 million, or 8.7%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by $5.2 million or 9.4%, offset by the positive impact of foreign currency accounted for $0.4 million or 0.7%.

The cost of revenue in the Technology segment increased by $0.7 million, or 7.6%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment increased by $0.6 million or 6.9%, and positive foreign currency impact accounted for $0.1 million or 0.7%.

The decrease in cost of revenues as a percent of revenue on a consolidated basis was primarily due to a decrease in cost of supplies for resale and external services. Cost of revenue for the six months ended June 30, 2024 was 78.3% of revenue compared to 75.2% of revenue for the six months ended June 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses decreased by $1.7 million, or 10.5%, to $14.9 million for the six months ended June 30, 2024, compared to $16.6 million for the six months ended June 30, 2023. The decrease was primarily attributable to cost optimization initiatives, resulting in reduced operating lease and facility expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. SG&A expenses decreases as a percentage of revenue at 19.4% for the six months ended June 30, 2024 as compared to 19.5% for the six months ended June 30, 2023.

Related Party Expense

Related party expense was $2.2 million for the six months ended June 30, 2024 compared to $2.3 million for the six months ended June 30, 2023. The decrease was primarily driven by the cost optimization initiatives taken during the current period, partially offset by increase in related party service fees.

Depreciation and Amortization

Total depreciation and amortization expense was $1.9 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $2.9 million for the six months ended June 30, 2024, compared to $2.4 million for the six months ended June 30, 2023, largely due to higher pension interest cost and an increase in borrowing costs due to an increase in relevant borrowing reference rates during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Related Party Interest Expense (Income), Net

Related party interest expense, net was $41 thousand for the six months ended June 30, 2024 compared to related party interest income, net of $6 thousand for the six months ended June 30, 2023.

Foreign Exchange Losses, net

Foreign exchange losses were $1.5 million for the six months ended June 30, 2024 compared to foreign exchange losses of $0.9 million for the six months ended June 30, 2023, primarily due to a higher unrealized exchange losses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the six months ended June 30, 2024 was a gain of $40 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between December 31, 2023 and the end of the reporting period, June 30, 2024.

Pension Income, net

Pension income, net was $0.8 million for the six months ended June 30, 2024 compared to pension income, net of $0.4 million for the six months ended June 30, 2023. The increase in pension income was primarily due to an increase in pension-related income recorded in the six months ended June 30, 2024.

Income Tax Expense

The Company had an income tax expense of $1.0 million for the six months ended June 30, 2024 compared to an income tax expense of $0.5 million for the six months ended June 30, 2023. The increase in the income tax expenses for the current period is higher than the same period last year due to an increase in profitability in the Netherlands and Germany.

Liquidity and Capital Resources

Overview

At June 30, 2024 and December 31, 2023 cash and cash equivalents totaled $15.6 million and $6.9 million, respectively.

The Company currently expects to spend approximately $1.5 to $2.5 million on total capital expenditures and capitalizable contracts set-up cost over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of June 30, 2024, and in comparison to December 31, 2023, total debt increased by $15.6 million primarily due to an increase in the outstanding amount under the 2024 Revolving Credit Facility (See “Indebtedness” below).

The Company has utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the second quarter 2024, the Company paid a significant portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes is expected to be paid by April 2027, or later, as per deferment timeline as established by local laws and regulations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(5,540)	$(1,469)
Net cash used in investing activities	(726)	(1,993)
Net cash provided by (used in) financing activities	15,618	(1,446)
Effect of exchange rates on cash and cash equivalents	(695)	(86)
Net increase (decrease) in cash and cash equivalents	$8,657	$(4,994)

Analysis of Cash Flow Changes between the six months ended June 30, 2024 and 2023

Operating Activities — Net cash used in operating activities was $5.5 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $1.5 million for the six months ended June 30, 2023. The increase of $4.0 million in cash used in operating activities was largely due to a higher net loss, lower inflows from related parties payable, accounts receivable, and prepaid expense and other assets, partially offset by lower outflows related to accounts payable and deferred revenue.

Investing Activities — Net cash used in investing activities was $0.7 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $2.0 million for the six months ended June 30, 2023. The decrease of $1.3 million in cash used in investing activities was primarily due to reduction in additions of property, plant and equipment during the six months ended June 30, 2024.

The cash outflow of $0.7 million in investing activities for the six months ended June 30, 2024 was primarily due to additions to property, plant and equipment during the period.

Financing Activities — Net cash provided by financing activities was $15.6 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $1.4 million for the six months ended June 30, 2023. The increase of $17.0 million in cash provided by financing activities for the six months ended June 30, 2024 was primarily due to borrowings under the 2024 Revolving Credit facility and Revolving Working Capital Loan Facility, partially offset by reduction in net borrowing under the securitization facility due to the entry into the Amended Factoring Agreement on September 15, 2023, which resulted in an off-balance sheet treatment of the Secured Borrowing Facility.

Indebtedness

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to our clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the condensed consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. The Company incurred interest expense of $0 and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0 and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, related to the Secured Borrowing Facility. As of June 30, 2024 and December 31, 2023, the outstanding balances payable under the Secured Borrowing Facility were $0.1 million.

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

During the six months ended June 30, 2024, the Company factored accounts receivable invoices totaling approximately $7.0 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. As of June 30, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.7 million, $0.1 million, and $6.3 million, respectively. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.9 million, $0.4 million, and $6.4 million, respectively.

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

At inception, borrowings under the Secured Credit Facility bore interest at a rate per annum equal to the LIBOR plus the applicable margin of 2%, 2.5%, and 3% per annum for the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility respectively. Effective October 29, 2021, borrowings under the Revolving Credit Facility bore interest at a rate per annum equal to the Sterling Overnight Index Average (“SONIA”) plus the applicable margin of 3%. Effective December 31, 2021, borrowings under the Term Loan A Facility and the Term Loan B Facility bore interest at a rate per annum equal to the SONIA plus the applicable margin of 2% and 2.5%, respectively.

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

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. As of June 30, 2024 and December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $7.4 million and $6.4 million, respectively.

As of June 30, 2024, the Company had $11.3 million in outstanding principal balance and less than $0.1 million available for additional borrowings under the Revolving Credit Facilities to the extent the Company’s compliance with financial covenants permits such borrowings.

As of June 30, 2024 and December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”), which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. As of June 30, 2024 and December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.4 million.

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

As of June 30, 2024 and December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

2024 Facilities Agreement

In June 2024, XBP Europe, Inc. a wholly-owned subsidiary of the Company, together with certain other subsidiaries (the “XBP Group”), entered into a Facilities Agreement (the “2024 Facilities Agreement”) with HSBC UK Bank plc (“HSBC”) for a £15.0 million and €10.5 million Secured Credit Facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2024 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2024 Term Loan B Facility”, collectively with the 2024 Term Loan A Facility, the “2024 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “2024 Revolving Credit Facility”), and, together with the 2024 Term Loan Facilities, (the “2024 Senior Credit Facilities”). The 2024 Term Loan Facilities mature on June 26, 2028 and the 2024 Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. An additional £14.0 million of credit under the 2024 Revolving Credit Facility may be made available at HSBC’s discretion for specific purposes as per the 2024 Facilities Agreement.

The Company will use the 2024 Term Loan Facilities to repay in full all outstanding indebtedness under the 2019 Credit Agreement, 2020 Credit Agreement and 2022 Committed Facility Agreement. The Company incurred $1.4 million in debt issuance costs related to the 2024 Facilities Agreement.

The 2024 Facilities Agreement contains financial covenants including, but not limited to, (i) requiring the maintenance of a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00.

The 2024 Facilities Agreement and indenture governing the 2024 Secured Credit Facilities contains certain affirmative and negative covenants limiting on the ability of the XBP Group to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents.

Except as otherwise provided by applicable law, all obligations under the 2024 Facilities Agreement are jointly and severally unconditionally guaranteed by each member of the XBP Group.

Borrowings under the 2024 Term Loan A Facility, the 2024 Term Loan B Facility and 2024 Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

As of June 30, 2024, the Company has drawn £12.0 million under 2024 Revolving Credit Facility in Euros currency. As of June 30, 2024, the outstanding balance under the 2024 Revolving Credit Facility was $15.2 million.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

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

Critical Accounting Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. Refer to "Critical Accounting Estimates" contained in Part II, Item 7 of our 2023 Form 10-K for a complete discussion of critical accounting estimates. There have been no material changes to 2023 Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such review and evaluation, our CEO and our CFO have concluded that as of June 30, 2024, our internal controls were not effective due to material weaknesses identified. The material weakness identified related to ineffective review controls over the financial statement closing process and order-to cash process including the review of new agreements and work orders.

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

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations, comprehensive loss and stockholders’ deficit for each of the three and six months ended June 30, 2024 and June 30, 2023, and condensed consolidated statements of cash flows for each of the six months ended June 30, 2024 and June 30, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

Other than as disclosed above, there was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million, however the court’s decision does not increase the Company’s anticipated exposure for the overall claim. The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing is scheduled for September 9, 2024.

The substantive hearing was held on February 16, 2024 and a decision was made at the end of June 2024.

The Company was in discussions with plaintiff’s counsel and reached a number of settlements with a certain number of claimants prior to the decision of the court and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remain to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company is considering the possibility of appealing the decision. The Company accrued $1.0 million and $2.2 million in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, based on the estimate of the range of possible losses.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the six-month period ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

PART IV

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1	XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (as amended). (1)
10.2	Form of Restricted Stock Unit Grant Notice and Agreement under the XBP Europe Holdings, Inc 2024 Stock Incentive Plan. (1)
10.3	Form of Option Grant Notice and Agreement under the XBP Europe Holdings, Inc 2024 Stock Incentive Plan. (1)
10.4	XBP Europe Holdings, Inc. Executive Officer Annual Bonus Plan. (1)
10.5#

Facilities Agreement, dated June 26, 2024, by and among (i) XBP Europe, as Parent and Guarantor, (ii) Exela Technologies Limited and Banctec Holdings N.V., as Borrowers and Guarantors, (iii) certain subsidiaries of the XBP Group named in the Facilities Agreement, as Guarantors and (iv) HSBC UK Bank plc, as Lender, Administrative Agent and Security Agent under the Facilities Agreement. (2)

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
(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024.
(2) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024.

# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Andrej Jonovic
August 12, 2024		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
August 12, 2024		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)