Form 10-Q
period 2024-09-30
XBP Europe Holdings, Inc.
filed 2024-11-12
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2024

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

As of November 6, 2024, the Registrant had 30,166,102 shares of common stock outstanding.

XBP Europe Holdings, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$7,770	$6,537
Accounts receivable, net of allowance for credit losses of $1,435 and $1,183, respectively	24,576	30,238
Inventories, net	4,056	4,045
Prepaid expenses and other current assets	6,912	6,550
Current assets held for sale	4,197	2,497
Total current assets	47,511	49,867
Property, plant and equipment, net of accumulated depreciation of $42,707 and $39,876, respectively	12,284	12,811
Operating lease right-of-use assets, net	6,726	5,206
Goodwill	23,281	22,823
Intangible assets, net	1,274	1,498
Deferred income tax assets	7,689	6,811
Other noncurrent assets	882	705
Noncurrent assets held for sale	—	3,018
Total assets	$99,647	$102,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$11,271	$13,281
Related party payables	5,523	13,350
Accrued liabilities	22,152	23,850
Accrued compensation and benefits	16,623	16,268
Customer deposits	723	323
Deferred revenue	6,500	6,004
Current portion of finance lease liabilities	26	91
Current portion of operating lease liabilities	2,118	1,562
Current portion of long-term debts	5,047	3,863
Current liabilities held for sale	4,529	3,479
Total current liabilities	74,512	82,071
Related party notes payable	1,559	1,542
Long-term debt, net of current maturities	26,406	12,763
Finance lease liabilities, net of current portion	—	23
Pension liabilities	11,430	12,208
Operating lease liabilities, net of current portion	4,781	3,785
Other long-term liabilities	1,720	1,635
Noncurrent liabilities held for sale	—	1,280
Total liabilities	$120,408	$115,307
Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock, par value of $0.0001 per share; 200,000,000 shares authorized; 30,166,102 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	30	30
Additional paid in capital	885	—
Accumulated deficit	(21,039)	(11,339)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,609)	(1,416)
Unrealized pension actuarial gains, net of tax	972	157
Total accumulated other comprehensive loss	(637)	(1,259)
Total stockholders’ deficit	(20,761)	(12,568)
Total liabilities and stockholders’ deficit	$99,647	$102,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue, net	$35,330	$37,429	$106,770	$116,248
Related party revenue, net	70	67	217	163
Cost of revenue (exclusive of depreciation and amortization)	23,841	28,229	78,769	85,531
Related party cost of revenue	7	12	35	75
Selling, general and administrative expenses (exclusive of depreciation and amortization)	6,818	6,846	19,785	21,448
Related party expense	1,421	1,316	3,527	3,589
Depreciation and amortization	804	745	2,387	2,207
Operating profit	2,509	348	2,484	3,561
Other expense (income), net
Interest expense, net	1,820	1,246	4,698	3,641
Related party interest expense (income), net	23	5	64	(1)
Foreign exchange losses (gains), net	668	(530)	2,016	405
Changes in fair value of warrant liability	(5)	—	(45)	—
Pension income, net	(435)	(200)	(1,278)	(589)
Net income (loss) before income taxes	438	(173)	(2,971)	105
Income tax expense	1,664	1,046	2,666	1,523
Net loss from continuing operations	(1,226)	(1,219)	(5,637)	(1,418)
Net loss from discontinuing operations, net of income taxes	(1,543)	(1,668)	(4,063)	(4,533)
Net loss	$(2,769)	$(2,887)	$(9,700)	$(5,951)
Loss per share:
Basic and diluted - continuing operations	$(0.04)	$(0.05)	$(0.19)	$(0.06)
Basic and diluted - discontinuing operations	(0.05)	(0.08)	(0.13)	(0.21)
Basic and diluted	$(0.09)	$(0.13)	$(0.32)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(2,769)	$(2,887)	$(9,700)	$(5,951)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(615)	853	(193)	154
Unrealized pension actuarial gains (losses), net of tax	278	147	815	(56)
Total other comprehensive loss, net of tax	$(3,106)	$(1,887)	$(9,078)	$(5,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Losses,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2022	—	$—	$—	$(5,845)	$(17,789)	$(3,298)	$—	$(26,932)
Net loss January 1, 2023 to March 31, 2023	—	—	—	(2,506)	—	—	—	(2,506)
Foreign currency translation adjustment	—	—	—	—	(194)	—	—	(194)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	—	(90)	—	(90)
Balances at March 31, 2023	—	$—	$—	$(8,351)	$(17,983)	$(3,388)	$—	$(29,722)
Net loss April 1, 2023 to June 30, 2023	—	—	—	(558)	—	—	—	(558)
Classification adjustment	—	—	—	(18,987)	18,987	—	—	—
Foreign currency translation adjustment	—	—	—	—	(505)	—	—	(505)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	—	(113)	—	(113)
Balances at June 30, 2023	—	$—	$—	$(27,896)	$499	$(3,501)	$—	$(30,898)
Net loss July 1, 2023 to September 30, 2023	—	—	—	(2,887)	—	—	—	(2,887)
Foreign currency translation adjustment	—	—	—	—	853	—	—	853
Net unrealized pension actuarial losses, net of tax	—	—	—	—	—	147	—	147
Balances at September 30, 2023	—	$—	$—	$(30,783)	$1,352	$(3,354)	$—	$(32,785)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Gains,	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2023	30,166,102	$30	$—	$—	$(1,416)	$157	$(11,339)	$(12,568)
Net loss January 1, 2024 to March 31, 2024	—	—	—	—	—	—	(2,208)	(2,208)
Foreign currency translation adjustment	—	—	—	—	278	—	—	278
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	290	—	290
Balances at March 31, 2024	30,166,102	$30	$—	$—	$(1,138)	$447	$(13,547)	$(14,208)
Net loss April 1, 2024 to June 30, 2024	—	—	—	—	—	—	(4,723)	(4,723)
Equity-based compensation	—	—	160	—	—	—	—	160
Foreign currency translation adjustment	—	—	—	—	144	—	—	144
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	247	—	247
Balances at June 30, 2024	30,166,102	$30	$160	$—	$(994)	$694	$(18,270)	$(18,380)
Net loss July 1, 2024 to September 30, 2024	—	—	—	—	—	—	(2,769)	(2,769)
Equity-based compensation	—	—	725	—	—	—	—	725
Foreign currency translation adjustment	—	—	—	—	(615)	—	—	(615)
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	278	—	278
Balances at September 30, 2024	30,166,102	$30	$885	$—	$(1,609)	$972	$(21,039)	$(20,761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(in thousands of United States dollars)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(9,700)	$(5,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,265	2,662
Amortization of intangible assets	554	289
Impairment of goodwill	87	—
Credit loss expense	249	271
Changes in fair value of warrant liability	(45)	—
Stock-based compensation expense	885	—
Unrealized foreign currency losses	1,976	215
Change in deferred income taxes	(761)	(357)

Change in operating assets and liabilities
Accounts receivable	5,741	2,874
Inventories	163	326
Prepaid expense and other assets	(855)	1,125
Accounts payable	(2,555)	(2,599)
Related parties payable	(8,350)	(2,246)
Accrued expenses and other liabilities	(1,428)	4,758
Deferred revenue	280	790
Customer deposits	340	(414)
Net cash provided by (used in) operating activities	(11,154)	1,743

Cash flows from investing activities
Purchase of property, plant and equipment	(1,124)	(2,254)
Additions to internally developed software	(317)	—
Net cash used in investing activities	(1,441)	(2,254)

Cash flows from financing activities
Borrowings under secured borrowing facility	—	87,769
Principal repayment on borrowings under secured borrowing facility	(79)	(90,357)
Borrowings under 2024 Term Loan A Facility	3,830	—
Borrowings under 2024 Term Loan B Facility	11,413	—
Borrowings under 2024 Revolving Credit Facility	15,425	—
Cash paid for debt issuance costs	(734)	—
Principal payments on 2024 Term Loan A Facility	(192)	—
Principal payments on 2024 Term Loan B Facility	(571)	—
Principal payments on long-term obligations	(15,256)	(690)
Proceeds from Secured Credit Facility	679	—
Principal payments on finance leases	(282)	(660)
Net cash provided by (used in) financing activities	14,233	(3,938)
Effect of exchange rates on cash and cash equivalents	(583)	(205)
Net increase (decrease) in cash and cash equivalents	1,055	(4,654)

Cash and equivalents, beginning of period, including cash from discontinued operations	6,905	7,473
Cash and equivalents, end of period, including cash from discontinued operations	$7,960	$2,819

Supplemental cash flow data:
Income tax payments, net of refunds received	424	1,112
Interest paid	1,869	1,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

1.General

XBP Europe Holdings, Inc. (the “Company” or “XBP Europe”) is a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of businesses. The Company’s name — “XBP” — stands for “exchange for bills and payments” and reflects the Company’s strategy to facilitate connections between buyers and suppliers to optimize clients’ bills and payments and related digitization processes. XBP believes its business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

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

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require the Company to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Company’s estimates.

The condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

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

Divesture

During the third quarter of fiscal year 2024, the Company determined that its certain on-demand printing operations met the criteria to be classified as a discontinued operation, and, as a result, disposable group’s historical financial results are reflected in the Company’s condensed consolidated financial statements as discontinued operations, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. See Note 3 - Discontinued Operations of the notes to condensed consolidated financial statements.

2.Reverse Recapitalization

As discussed in Note 1, on November 29, 2023, the Company consummated a business combination pursuant to the Merger Agreement. The Business Combination was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, XBP Europe was deemed the accounting acquirer (and legal acquiree) and CF VIII was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of XBP Europe issuing stock for the net assets of CF VIII, accompanied by a recapitalization. XBP Europe has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	XBP Europe pre-combination stockholder has the majority of the voting power in the post-Business Combination company;
●	XBP Europe’s stockholder has the ability to appoint a majority of the Company’s board of directors (the “Board”);
●	XBP Europe’s management team is the management team of the post-Business Combination company;
●	XBP Europe’s prior operations is comprised of the ongoing operations of the post-Business Combination company;
●	XBP Europe is the larger entity based on historical revenues and business operations; and
●	The post-Business Combination company has assumed XBP Europe’s operating name.

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

3.Discontinued Operations

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

As of September 30, 2024, certain on-demand printing operations of the Company met the criteria for classification as held for sale and accordingly, was measured at the lower of their carrying value or its fair value less costs to sell. The Company recorded an impairment charge of $0.1 million relating to the disposal group in impairment of goodwill in the condensed consolidated statement of operations of the disposable group for the three and nine months ended September 30, 2024. The Company determined that the held for sale disposal group has met the criteria to be disclosed as discontinued operations as it represents a significant strategic shift that will have a major effect on the Company’s operations and financial results.

The results of the disposable group are presented as discontinued operations in the condensed consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Impairment loss was recorded during the three and nine months ended September 30, 2024, in impairment of assets in the condensed consolidated statements of operations. Further, the Company has reclassified the assets and liabilities of the disposable group as assets and liabilities held for sale in the condensed consolidated statements of balance sheets for all periods presented. The condensed consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, reference within the notes to condensed consolidated financial statements relates to continuing operations.

The financial results of the disposable group are presented as loss from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents the major components of financial results of the Company’s disposable group for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Revenue, net	$1,898	$2,749	$6,773	$9,002
Cost of revenue (exclusive of depreciation and amortization)	2,069	3,139	7,009	9,795
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,015	895	2,899	2,888
Related party expense	58	13	129	38
Depreciation and amortization	135	350	432	744
Impairment of goodwill (1)	87	—	87	—
Operating loss	(1,466)	(1,648)	(3,783)	(4,463)
Other expense, net
Interest expense, net	3	19	18	64
Foreign exchange losses, net	2	1	190	6
Net loss from discontinuing operations before income taxes	(1,471)	(1,668)	(3,991)	(4,533)
Income tax expense	72	—	72	—
Net loss from discontinuing operations, net of income taxes	$(1,543)	$(1,668)	$(4,063)	$(4,533)
(1)	During the third quarter of 2024, the Company recorded $0.1 million impairment in goodwill for the three and nine months ended September 30, 2024, due to held for sale classification as discussed above.

As of September 30, 2024, the assets and liabilities of the disposable group are classified as current in the Company’s condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets for the periods presented:

September 30,
(dollars in thousands)	2024
ASSETS
Current assets
Cash and cash equivalents	$190
Accounts receivable, net of allowance for credit losses of $86	481
Inventories, net	582
Prepaid expenses and other current assets	697
Property, plant and equipment, net of accumulated depreciation of $3,593	855
Operating lease right-of-use assets, net	1,392
Total current assets held for sale	$4,197

LIABILITIES
Current liabilities
Accounts payable	$802
Accrued liabilities	1,463
Accrued compensation and benefits	356
Customer deposits	162
Current portion of finance lease liabilities	353
Current portion of operating lease liabilities	1,393
Total current liabilities held for sale	$4,529

December 31,
(dollars in thousands)	2023
ASSETS
Current assets
Cash and cash equivalents	$368
Accounts receivable, net of allowance for credit losses of $89	557
Inventories, net	695
Prepaid expenses and other current assets	877
Total current assets held for sale	$2,497

Property, plant and equipment, net of accumulated depreciation of $3,114	$1,188
Operating lease right-of-use assets, net	1,659
Goodwill	87
Deferred income tax assets	50
Other noncurrent assets	34
Total noncurrent assets held for sale	$3,018

LIABILITIES
Current liabilities
Accounts payable	$1,133
Accrued liabilities	892
Accrued compensation and benefits	315
Customer deposits	213
Current portion of finance lease liabilities	547
Current portion of operating lease liabilities	379
Total current liabilities held for sale	$3,479

Operating lease liabilities, net of current portion	1,280
Total noncurrent liabilities held for sale	$1,280

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Nine months ended September 30,
(dollars in thousands)	2024	2023

Depreciation	$432	$744
Impairment of goodwill	87	—
Credit loss expense (income)	7	(9)
Unrealized foreign currency losses	184	—
Purchase of property, plant and equipment	$(94)	$(174)

4.New Accounting Pronouncements

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

5.Summary of Significant Accounting Policies

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

Nature of Services

The primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services that are substantially the same and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. The Company’s promise to its customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. The variable fees are allocated to the single performance obligation charged to the distinct service period in which the Company performs the service.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
France	$11,694	$12,659	$38,694	$44,564
Germany	9,158	11,124	27,824	23,890
United Kingdom	9,601	7,482	24,339	26,903
Sweden	2,947	3,409	10,031	13,392
Other	1,930	2,755	5,882	7,499
Total Revenue, net	$35,330	$37,429	$106,770	$116,248

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Accounts receivable, net	$24,576	$30,238
Deferred revenues	6,500	6,004
Customer deposits	723	323
Costs to obtain and fulfill a contract	$88	$350

Accounts receivable, net includes $10.6 million and $10.8 million as of September 30, 2024 and December 31, 2023, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $3.0 million and $6.4 million during the three and nine months ended September 30, 2024, respectively, that had been deferred as of December 31, 2023. The Company recognized revenue of $6.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

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

Performance Obligations

At the inception of each contract, the Company assesses the goods and services promised in the Company’s contracts and identifies each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of the Company’s business and transaction processing service contracts, revenues are recognized as services are provided based on an appropriate input or output method, typically based on the related labor or transactional volumes.

Certain of the Company’s contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company estimates the expected costs of satisfying a performance obligation and adds an appropriate margin for that distinct good or service. The adjusted market approach is also used whereby the Company estimates the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of the Company’s software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

When evaluating the transaction price, the Company analyzes, on a contract-by-contract basis, all applicable variable considerations. The nature of the Company’s contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. These amounts are estimated based on the expected amount to be provided to customers and reduce revenues recognized. The Company does not anticipate significant changes to its estimates of variable consideration.

Reimbursements from customers, such as postage costs, are included in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where a fixed monthly fee is received in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2024 in each of the future periods below:

(dollars in thousands)
Remainder of 2024	$4,918
2025	1,379
2026	141
2027	62
Total	$6,500

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

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of common stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options (3,420,329 as of September 30, 2024) in the calculation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss from continuing operations attributable to common stockholders (A)	$(1,226)	$(1,219)	$(5,637)	$(1,418)
Net loss from discontinuing operations attributable to common stockholders (B)	(1,543)	(1,668)	(4,063)	(4,533)
Net loss attributable to common stockholders (C)	$(2,769)	$(2,887)	$(9,700)	$(5,951)

Weighted average common shares outstanding – basic and diluted (D)	30,166,102	21,802,689	30,166,102	21,802,689
Income (Loss) Per Share:
Basic and diluted - continuing operations (A/D)	$(0.04)	$(0.05)	$(0.19)	$(0.06)
Basic and diluted - discontinuing operations (B/D)	(0.05)	(0.08)	(0.13)	(0.21)
Basic and diluted (C/D)	$(0.09)	$(0.13)	$(0.32)	$(0.27)

6.Inventories

Inventories, net consist of the following:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Finished goods	$5,946	$5,892
Allowance for obsolescence	(1,890)	(1,847)
Total inventories, net	$4,056	$4,045

Finished goods inventory includes $1.9 million and $1.8 million of allowance for obsolescence as of September 30, 2024 and December 31, 2023, respectively. The Company allowance for obsolescence is based on a policy developed by historical experience and management judgment.

7.Accounts Receivable

Accounts receivable, net consist of the following:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Billed receivables	$15,446	$20,584
Unbilled receivables	10,565	10,837
Less: Allowance for credit losses	(1,435)	(1,183)
Total accounts receivable, net	$24,576	$30,238

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the nine months ended September 30, 2024 (all related to accounts receivables):

(dollars in thousands)
Balance at January 1, 2024 of the allowance for expected credit losses	$1,183
Change in the provision for expected credit losses for the period	252
Balance at September 30, 2024 of the allowance for expected credit losses	$1,435

8.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	September 30,	December 31,
(dollars in thousands)	(in Years)	2024	2023
Buildings and improvements	7 – 40	$9,397	$9,115
Leasehold improvements	Shorter of life of improvement or lease term	649	686
Machinery and equipment	5 – 15	7,438	7,033
Computer equipment and software	3 – 8	27,394	26,324
Furniture and Fixtures	5 – 15	8,327	7,765
Finance lease right-of use assets	Shorter of life of the asset or lease term	1,786	1,764
		54,991	52,687
Less: Accumulated depreciation and amortization		(42,707)	(39,876)
Total property, plant and equipment, net		$12,284	$12,811

Depreciation expense related to property, plant and equipment was $0.6 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.

9.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	September 30, 2024
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	2.3	$3,180	$(2,311)	$869
Internally developed software	5.0	329	(12)	317
Outsource contract costs	0.3	773	(685)	88
Total intangibles, net		$4,282	$(3,008)	$1,274

	Weighted
	Average	December 31, 2023
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	3.0	$3,145	$(1,997)	$1,148
Outsource contract costs	1.0	768	(418)	350
Total intangibles, net		$3,913	$(2,415)	$1,498
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated intangibles amortization expense for the next five years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
Remainder of 2024	$201
2025	452
2026	446
2027	63
2028 and thereafter	112
Total	$1,274

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 20 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	September 30,
(dollars in thousands)	2024	Additions	Disposals	Impairments	Adjustments	2024
Bills and Payments	$9,971	$—	$—	$—	$176	$10,147
Technology	12,852	—	—	—	282	13,134
Total	$22,823	$—	$—	$—	$458	$23,281

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2023	Additions	Disposals	Impairments	Adjustments	2023
Bills and Payments	$9,602	$—	$—	$—	$369	$9,971
Technology	12,373	—	—	—	479	12,852
Total	$21,975	$—	$—	$—	$848	$22,823

10.Debt

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to the Company’s clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the condensed consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. During the three months ended September 30, 2024 and 2023, the Company incurred interest expense of $0 and $0.1 million, respectively, and $0 and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, related to the Secured Borrowing Facility. As of September 30, 2024 and December 31, 2023, the outstanding balances payable under the Secured Borrowing Facility were $0 and $0.1 million, respectively.

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

As of September 30, 2024, the Company’s outstanding factored accounts receivable amounted to $9.2 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) with HSBC UK Bank plc (“HSBC”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. During the nine months ended September 30, 2024, the Company has repaid outstanding amount of $1.7 million, $0.2 million, and $6.3 million under the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility, respectively and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2019 Credit Agreement. As of September 30, 2024, the Company had fully repaid the outstanding balance under the 2019 Credit Agreement. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.9 million, $0.4 million, and $6.4 million, respectively.

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

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. During the nine months ended September 30, 2024, the Company has repaid outstanding amount of $5.1 million under the 2020 Credit Agreement and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2020 Credit Agreement. As of September 30, 2024, the Company had fully repaid the outstanding balance under the 2020 Credit Agreement. As of December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $5.1 million.

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”) with HSBC, which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. During the nine months ended September 30, 2024, the Company has repaid outstanding amount of $1.4 million under the 2022 Committed Facility Agreement. As of September 30, 2024, the Company had fully repaid the outstanding balance under the 2022 Committed Facility Agreement. As of December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million.

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

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements.

2024 Facilities Agreement

In June 2024, XBP Europe, Inc. a wholly-owned subsidiary of the Company, together with certain other subsidiaries (the “XBP Group”), entered into a Facilities Agreement (the “2024 Facilities Agreement”) with HSBC for a £15.0 million and €10.5 million Secured Credit Facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2024 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2024 Term Loan B Facility”, collectively with the 2024 Term Loan A Facility, the “2024 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “2024 Revolving Credit Facility”), and, together with the 2024 Term Loan Facilities, (the “2024 Senior Credit Facilities”). The 2024 Term Loan Facilities mature on June 26, 2028 and the 2024 Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. An additional £14.0 million of credit under the 2024 Revolving Credit Facility may be made available at HSBC’s discretion for specific purposes as per the 2024 Facilities Agreement.

The Company used the 2024 Term Loan Facilities to repay in full all outstanding indebtedness under the 2019 Credit Agreement, 2020 Credit Agreement and 2022 Committed Facility Agreement. The Company incurred $1.6 million in debt issuance costs related to the 2024 Facilities Agreement.

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

During the nine months ended September 30, 2024, the Company has drawn $3.9 million under 2024 Term Loan A Facility and $11.4 million under 2024 Term Loan B Facility, and repaid $8.2 million outstanding indebtedness under the 2019 Credit Agreement, $5.1 million outstanding indebtedness under the 2020 Credit Agreement and $1.4 million outstanding indebtedness under the 2022 Committed Facility Agreement. Accordingly, the Company wrote off the unamortized balance of less than $0.1 million of debt issuance costs related to the 2019 Credit Agreement and 2020 Credit Agreement.

During the three and nine months ended September 30, 2024, the Company repaid $0.2 million and $0.6 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively. As of September 30, 2024, the outstanding balance of the 2024 Term Loan A Facility and the 2024 Term Loan B Facility was $3.8 million and $11.1 million, respectively. The principal amount drawn under the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands with the remaining outstanding principal amount of £750 thousands payable at maturity along with accrued and unpaid interest. The principal amount drawn under the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands with the remaining outstanding principal amount of €2.625 million payable at maturity along with accrued and unpaid interest.

As of September 30, 2024, the Company has drawn £12.0 million under 2024 Revolving Credit Facility in Euros currency. As of September 30, 2024, the outstanding balance under the 2024 Revolving Credit Facility was $15.8 million.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of September 30, 2024, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

Debt Outstanding

As of September 30, 2024, and December 31, 2023, the following debt instruments were outstanding:

	September 30,	December 31,
(dollars in thousands)	2024	2023
2024 Term Loan A Facility(1)	$3,602	$—
2024 Term Loan B Facility(2)	10,511	—
Term loan	—	3,785
2024 Revolving Credit Facility(3)	15,217	—
Revolvers(4)	2,123	12,767
Secured borrowings under Securitization Facility	—	74
Total debt	31,453	16,626
Less: Current portion of long-term debt	5,047	3,863
Long-term debt, net of current maturities	$26,406	$12,763
(1)	Net of unamortized debt issuance costs of $0.2 million as of September 30, 2024.
(2)	Net of unamortized debt issuance costs of $0.6 million as of September 30, 2024.
(3)	Net of unamortized debt issuance costs of $0.6 million as of September 30, 2024.
(4)	Includes $2.1 million and $1.3 million of outstanding balance under working capital loan as of September 30, 2024 and December 31, 2023, respectively.

11.Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $1.7 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, from continuing operations.

The Company’s ETR from continuing operations of 380.6% and (89.8)% for three and nine months ended September 30, 2024, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by uncertain tax benefits, permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized and remeasurement of existing uncertain tax positions.

For the three and nine months ended September 30, 2023, the Company’s ETR from continuing operations of (604.6)% and 1,450.5%, respectively, differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

During the nine months ended September 30, 2024, the Company's liability for unrecognized tax benefits (including interest and penalties) increased by $0.7 million. This increase is primarily due to remeasurement of existing uncertain tax positions in Germany. The Company believes that adequate provision has been made for any adjustments that may result from the ongoing tax examination in Germany. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns in Germany.

As of September 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

12.Employee Benefit Plans

U.K. Pension Plan

Two of the Company’s subsidiaries in the United Kingdom provide pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or March 31, 2015. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles.

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

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or April 30, 2018.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2024, and December 31, 2023, the Company had actuarial gain of $1.0 million and $0.2 million, respectively, which is net of a deferred tax benefit of $1.3 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Service cost	$9	$10	$28	$30
Interest cost	761	779	2,243	2,298
Expected return on plan assets	(748)	(693)	(2,203)	(2,045)
Amortization
Amortization of prior service cost	—	90	—	268
Amortization of net loss	313	403	925	1,186
Net periodic benefit cost	$335	$589	$993	$1,737

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within pension income, net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.1 million and $0.6 million to its pension plans during the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Company has plans to fund the pension plans with the required contributions for 2024 based on current plan provisions.

13.Commitments and Contingencies

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

The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing was scheduled for September 9, 2024 and was held on November 4, 2024. The next hearing, pertaining only to 15 remaining claimants who have not concluded settlement agreements with the Company, is scheduled for January 13, 2025.

The substantive hearing was held on February 16, 2024 and a decision was made at the end of June 2024.

The Company reached a number of settlements with a certain number of claimants prior to the decision of the court and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remain to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company has appealed the decision. The Company accrued $1.1 million and $2.2 million in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, based on the estimate of the range of possible losses.

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

14.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of September 30, 2024 and December 31, 2023, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

As of September 30, 2024 and December 31, 2023, the Company determined the fair value of Private Warrants’ liability as $0.0 million and less than $0.1 million, respectively, included in the other long-term liabilities in the condensed consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

September 30,
(dollars in thousands)	2024
Balance at beginning of period	$50
Change in the fair value of the private warrants liability	(45)
Balance at end of period	$5

15.Stock-Based Compensation

XBP Europe 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe approved and adopted XBP Europe’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe’s 2024 Annual Meeting of Stockholders. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, XBP Europe is authorized to issue up to 5,520,270 shares of common stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of XBP Europe’s broader compensation strategy and philosophy. Awards granted under the 2024 Equity Plan will be granted upon terms approved by XBP Europe’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of September 30, 2024, there were no shares of XBP Europe’s common stock issued under the XBP 2024 Equity Plan. However, restricted stock unit and stock options were issued under the XBP 2024 Equity Plan.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a less than a year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the nine months ended September 30, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Granted	3,325,329	$1.24
Forfeited	—	—
Vested	—	—
Outstanding Balance as of September 30, 2024	3,325,329	$1.24	2.44

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require no less than a four (4) year ratable vesting period. Stock option activity for the nine months ended September 30, 2024 is summarized in the following table:

Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Granted	95,000	$0.58	$
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding Balance as of September 30, 2024(1)	95,000	$0.58	$1.31	3.58

(1)	None of the outstanding options are exercisable as of September 30, 2024. Exercise prices of all of the outstanding options as of September 30, 2024 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of September 30, 2024, there was $3.3 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.7 million and $0.9 million related to restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan for the three and nine months ended September 30, 2024, respectively.

16.Warrants

As of September 30, 2024, the Company had the following common stock warrants outstanding:

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

17.Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of September 30, 2024, there were 30,166,102 shares of Common stock issued and outstanding, respectively.

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

The Company’s restructuring activity and balance of the restructuring liability is as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$5,267	$2,036
Restructuring charges	558	4,297
Payment of benefits	(4,303)	(1,066)
Balance at end of the period	$1,522	$5,267

As of September 30, 2024 and December 31, 2023, the current portion of the restructuring liability was $1.5 million and $5.3 million respectively, and was included in accrued compensation and benefits in the condensed consolidated balance sheets.

19.Related Parties

The components of related party expense in the condensed consolidated statements of operations are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Related party shared services	$858	$984	$2,441	$2,760
Related party royalty	—	209	—	432
Related party service fee	563	123	1,086	397
Total related party expense	$1,421	$1,316	$3,527	$3,589

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the condensed consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the condensed consolidated statements of operations include sales to affiliates of ETI of less than $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Purchases

During the historical periods presented, the Company purchased high-speed scanners and related products from non-XBP Europe subsidiaries of ETI. These purchases totaled $0.1 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The allocated shared service expenses and general corporate expenses incurred pursuant to the Services Agreement for the three months ended September 30, 2024 and 2023 were $0.8 million and $1.0 million, respectively, and $2.4 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in the related party expenses in the condensed consolidated statements of operations.

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

Royalty Expenses

During the historical periods presented, subsidiaries of the Company’s parent, ETI, charged royalty fees for allowing the Company to use tradenames and trademarks owned by subsidiaries of ETI. The Company incurred royalty expense of $0 and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0 and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, included in related party expense within the condensed consolidated statements of operations.

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022 the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred total fees of $0.6 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Note Receivable

The Company entered into an Intercompany Loan Agreement with an affiliate of ETI on January 1, 2016, where the Company agreed to lend up to €20 million to the affiliate. The related party note receivable had a six year term with the option to extend for an additional one year term and bore annual interest of 9.5%, due at the end of the term. On January 1, 2023, the Company amended its Intercompany Loan Agreement, extending the maturity of the Intercompany Loan Agreement to December 31, 2023. In accordance with the Ultimate Parent Support Agreement, related party note receivable was eliminated at Closing against related party payables with a residual amount recorded to additional paid-in capital. No related party note receivable was recorded in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The condensed consolidated statements of operations included $0 and $0.3 million of related party interest income for the three months ended September 30, 2024 and 2023, respectively, and $0 and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in Great British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to December 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result, no related party notes payable was recorded in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The condensed consolidated statements of operations included related party interest expense of $0 and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $0 and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively, in the related party interest expense (income), net.

Further, the Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 6.0%, due at the end of the term. The condensed consolidated balance sheets included $1.6 million and $1.5 million new related party notes payable as of September 30, 2024 and December 31, 2023, respectively. The condensed consolidated statements of operations included less than $0.1 million and $0.1 million of related party interest expense for the three and nine months ended September 30, 2024, respectively, in the related party interest expense (income), net.

Related Party Payables and Related Party Notes Payables Balances with Affiliates

Related party payables and related party notes payables balances with affiliates as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Related party payables	Related party notes payable	Related party payables	Related party notes payable
ETI	$5,523	$1,559	$13,350	$1,542

20.Segment Information

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

In accordance with applicable accounting guidance, the results of the disposable group are presented as discontinued operations in the condensed consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Note 3 - Discontinued Operations of the notes to condensed consolidated financial statements.

A reconciliation of segment profit to net loss before income taxes is presented below.

	Three months ended September 30, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$24,555	$10,845	$35,400
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	19,402	4,446	23,848
Segment profit	5,153	6,399	11,552
Selling, general and administrative expenses (exclusive of depreciation and amortization)			6,818
Related party expense			1,421
Depreciation and amortization			804
Interest expense, net			1,820
Related party interest expense, net			23
Foreign exchange losses, net			668
Changes in fair value of warrant liability			(5)
Pension income, net			(435)
Net income before income taxes			$438

	Three months ended September 30, 2023
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$25,344	$12,152	$37,496
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	22,604	5,637	28,241
Segment profit	2,740	6,515	9,255
Selling, general and administrative expenses (exclusive of depreciation and amortization)			6,846
Related party expense			1,316
Depreciation and amortization			745
Interest expense, net			1,246
Related party interest income, net			5
Foreign exchange gains, net			(530)
Pension income, net			(200)
Net loss before income taxes			$(173)

	Nine months ended September 30, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.2 million)	$75,860	$31,127	$106,987
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	64,854	13,950	78,804
Segment profit	11,006	17,177	28,183
Selling, general and administrative expenses (exclusive of depreciation and amortization)			19,785
Related party expense			3,527
Depreciation and amortization			2,387
Interest expense, net			4,698
Related party interest expense, net			64
Foreign exchange losses, net			2,016
Changes in fair value of warrant liability			(45)
Pension income, net			(1,278)
Net loss before income taxes			$(2,971)

	Nine months ended September 30, 2023
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.2 million)	$82,857	$33,554	$116,411
Cost of revenue (including related party cost of revenue of $0.1 million, exclusive of depreciation and amortization)	71,138	14,468	85,606
Segment profit	11,719	19,086	30,805
Selling, general and administrative expenses (exclusive of depreciation and amortization)			21,448
Related party expense			3,589
Depreciation and amortization			2,207
Interest expense, net			3,641
Related party interest income, net			(1)
Foreign exchange losses, net			405
Pension income, net			(589)
Net income before income taxes			$105

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

Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our certain on-demand printing operations. See “Pending Divestiture” below and Note 3 - Discontinued Operations of the notes to condensed consolidated financial statements for additional information about the disposable group.

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

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of September 30, 2024, the Company had approximately 1,500 employees (of which 147 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

History

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the closing of the Business Combination, it became a wholly owned subsidiary of the Company, and the Company’s shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

Pending Divestiture

As of September 30, 2024, certain on-demand printing operations of the Company met the criteria to be disclosed as discontinued operations in the third quarter of fiscal year 2024. See Note 3 - Discontinued Operations of the notes to condensed consolidated financial statements for additional information on discontinued operations.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from continuing operations, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss from continuing operations	$(1,226)	$(1,219)	$(5,637)	$(1,418)
Income tax expense	1,664	1,046	2,666	1,523
Interest expense including related party interest expense, net	1,843	1,251	4,762	3,640
Depreciation and amortization	804	745	2,387	2,207
EBITDA from continuing operations	3,085	1,823	4,178	5,952
Restructuring and related expenses(1)	316	309	793	1,523
Employee litigation matter(2)	57	64	1,078	409
Related party management fee and royalties	—	334	—	1,131
Foreign exchange losses, net	668	(530)	2,016	404
Non-cash equity compensation(3)	725	—	885	—
Changes in fair value of warrant liability	(5)	—	(45)	—
Transaction Fees(4)	—	244	79	1,545
Adjusted EBITDA from continuing operations	$4,846	$2,244	$8,984	$10,964
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.
(2)	Represents litigation settlement and associated expenses incurred in connection with the Company subsidiary litigation. See Note 13 – Commitments and Contingencies for more details.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents transaction costs incurred as part of the Business Combination.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from discontinuing operations, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss from discontinuing operations, net of income taxes	$(1,543)	$(1,668)	$(4,063)	$(4,533)
Income tax expense	72	—	72	—
Interest expense, net	3	19	18	64
Depreciation and amortization	135	350	432	744
EBITDA from discontinuing operations	(1,333)	(1,299)	(3,541)	(3,725)
Restructuring and related expenses(1)	—	—	—	76
Related party service fees and royalties	—	—	—	25
Impairment of goodwill	87	—	87	—
Foreign exchange losses, net	2	1	190	6
Adjusted EBITDA from discontinuing operations	$(1,244)	$(1,298)	$(3,264)	$(3,618)
(1)	Adjustment represents costs associated with restructuring related to employee severance.

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

Results of Operations

Three months ended September 30, 2024 Compared to Three months ended September 30, 2023 (US dollars in thousands)

	Three months ended September 30,
	2024	2023
Revenue:
Bills and Payments	$24,555	$25,344
Technology	10,845	12,152
Revenue, net (including related party revenue of $0.1 million and $0.1 million, respectively)	35,400	37,496
Cost of revenue:
Bills and Payments	19,402	22,604
Technology	4,446	5,637
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.0 million, respectively, exclusive of depreciation and amortization)	23,848	28,241
Selling, general and administrative expenses (exclusive of depreciation and amortization)	6,818	6,846
Related party expense	1,421	1,316
Depreciation and amortization	804	745
Operating profit	2,509	348
Interest expense, net	1,820	1,246
Related party interest expense, net	23	5
Foreign exchange losses (gains), net	668	(530)
Changes in fair value of warrant liability	(5)	—
Pension income, net	(435)	(200)
Net income (loss) before income taxes	438	(173)
Income tax expense	1,664	1,046
Net loss from continuing operations	$(1,226)	$(1,219)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the quarter ended September 30, 2023.

Revenue

For the three months ended September 30, 2024, our net revenue on a consolidated basis decreased by $2.1 million, or 5.6%, to $35.4 million (including related party revenue of $0.1 million) from $37.5 million (including related party revenue of $0.1 million) for the three months ended September 30, 2023. On a constant currency basis, net revenue declined by $2.8 million or 7.4%, offset by the positive impact of foreign currency accounting for $0.7 million or 1.8%.

Bills & Payments and Technology segments constituted 69.4%, and 30.6%, respectively, of our total net revenue for the three months ended September 30, 2024, compared to 67.6%, and 32.4%, respectively, for the three months ended September 30, 2023. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $24.6 million for the three months ended September 30, 2024, compared to $25.4 million for the three months ended September 30, 2023. The revenue decline of $0.8 million or 3.1%, is primarily attributable to lower postage revenue, lower volumes and client contract ends, offset by the positive impact of newly won business, some of which is in early stage of ramp. On a constant currency basis, revenue declined by $1.2 million or 4.8%, offset by the positive impact of foreign currency accounting for $0.4 million or 1.7%.

Technology — For the three months ended September 30, 2024, net revenue attributable to the Technology segment decreased by $1.3 million or 10.8%, to $10.8 million from $12.1 million for the three months ended September 30, 2023. The revenue decline in the Technology segment was largely due to lower license sales offset by higher implementation and professional services revenue. On a constant currency basis, revenue decreased by $1.6 million or 12.8%, offset by the positive impact of foreign currency accounting for $0.3 million or 2.0%.

Cost of Revenue

For the three months ended September 30, 2024, the cost of revenue decreased by $4.4 million (including decrease in related party cost of $0.0 million), or 15.6%, compared to the three months ended September 30, 2023. Total cost of revenue decreased by $5.0 million or 17.7% on a constant currency basis, offset by the negative impact of foreign currency accounting for $0.6 million or 2.2%, when compared to the cost of revenue for the three months ended September 30, 2023.

In the Bills & Payments segments, the decrease was primarily attributable to reduced cost resulting from completed projects and optimization efforts. Costs to the Bills & Payments segment decreased by $3.2 million, or 14.2%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by $3.7 million or 16.5%, offset by the negative impact of foreign currency accounting for $0.5 million or 2.4%.

The cost of revenue in the Technology segment decreased by $1.2 million, or 21.1%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment decreased by $1.3 million or 22.5%, offset by the negative impact of foreign currency accounting for $0.1 million or 1.4%.

The decrease in cost of revenues as a percent of revenue on a consolidated basis was primarily due to a change in the revenue mix and executed savings initiative. Cost of revenue for the three months ended September 30, 2024 was 67.4% of revenue compared to 75.3% of revenue for the three months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) slightly decreased by $28 thousand, or 0.4%, to $6.8 million for the three months ended September 30, 2024, compared to $6.8 million for the three months ended September 30, 2023. The decrease was primarily attributable by cost optimization initiatives, resulting in reduced operating lease and facility expenses, partially offset by increased investments in sales team for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. SG&A expenses increased as a percentage of revenue at 19.3% for the three months ended September 30, 2024 as compared to 18.3% for the three months ended September 30, 2023.

Related Party Expense

Related party expense was $1.4 million for the three months ended September 30, 2024 compared to $1.3 million for the three months ended September 30, 2023. The increase was primarily driven by the expansion of Center of Excellence (COE) during the current period, which involved consolidating financial processes to strengthen the controls framework.

Depreciation and Amortization

Total depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. The increase in total depreciation and amortization expense by $0.1 million was primarily due to an increase in amortization expense related to outsource contract costs during the three months ended September 30, 2024.

Interest Expense

Interest expense was $1.8 million for the three months ended September 30, 2024, compared to $1.2 million for the three months ended September 30, 2023, largely due to higher pension interest cost and an increase in borrowing costs due to an increase in relevant borrowing reference rates during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Related Party Interest Expense, Net

Related party interest expense, net was $23 thousand for the three months ended September 30, 2024 compared to related party interest expense, net of $5 thousand for the three months ended September 30, 2023.

Foreign Exchange Losses (Gains), net

Foreign exchange losses were $0.7 million for the three months ended September 30, 2024 compared to foreign exchange gains of $0.5 million for the three months ended September 30, 2023, primarily due to a higher unrealized exchange losses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the three months ended September 30, 2024 was a gain of $5 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between June 30, 2024 and the end of the reporting period, September 30, 2024.

Pension Income, net

Pension income, net was $0.4 million for the three months ended September 30, 2024 compared to pension income, net of $0.2 million for the three months ended September 30, 2023. The increase in pension income was primarily due to an increase in pension-related income recorded in the three months ended September 30, 2024.

Income Tax Expense

The Company had an income tax expense of $1.7 million for the three months ended September 30, 2024 compared to an income tax expense of $1.0 million for the three months ended September 30, 2023. The increase in the income tax expenses for the current period was primarily due to a remeasurement of existing uncertain tax positions in Germany, partially offset by decline in profitability in the Netherlands and Germany.

Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023 (US dollars in thousands)

	Nine months ended September 30,
	2024	2023
Revenue:
Bills and Payments	$75,860	$82,857
Technology	31,127	33,554
Revenue, net (including related party revenue of $0.2 million and $0.2 million, respectively)	106,987	116,411
Cost of revenue:
Bills and Payments	64,854	71,138
Technology	13,950	14,468
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.1 million, respectively, exclusive of depreciation and amortization)	78,804	85,606
Selling, general and administrative expenses (exclusive of depreciation and amortization)	19,785	21,448
Related party expense	3,527	3,589
Depreciation and amortization	2,387	2,207
Operating profit	2,484	3,561
Interest expense, net	4,698	3,641
Related party interest expense (income), net	64	(1)
Foreign exchange losses, net	2,016	405
Changes in fair value of warrant liability	(45)	—
Pension income, net	(1,278)	(589)
Net (loss) income before income taxes	(2,971)	105
Income tax expense	2,666	1,523
Net loss from continuing operations	$(5,637)	$(1,418)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the nine months ended September 30, 2023.

Revenue

For the nine months ended September 30, 2024, our net revenue on a consolidated basis decreased by $9.4 million, or 8.1%, to $107.0 million (including related party revenue of $0.2 million) from $116.4 million (including related party revenue of $0.2 million) for the nine months ended September 30, 2023. On a constant currency basis, net revenue declined by $10.6 million or 9.2%, offset by the positive impact of foreign currency accounting for $1.2 million or 1.1%.

Bills & Payments and Technology segments constituted 70.9%, and 29.1%, respectively, of our total net revenue for the nine months ended September 30, 2024, compared to 71.2%, and 28.8%, respectively, for the nine months ended September 30, 2023. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $75.9 million for the nine months ended September 30, 2024, compared to $82.9 million for the nine months ended September 30, 2023. The revenue decline of $7.0 million, or 8.4%, is primarily attributable to completion of projects, lower postage, lower volumes and client contract ends, offset by the positive impact of newly won business, some of which is in early stage of ramp. On a constant currency basis, revenue declined by $7.8 million or 9.4%, offset by the positive impact of foreign currency accounting for $0.8 million or 1.0%.

Technology — For the nine months ended September 30, 2024, net revenue attributable to the Technology segment decreased by $2.4 million, or 7.2%, to $31.1 million from $33.5 million for the nine months ended September 30, 2023. The revenue decrease in the Technology segment was largely due to a lower volume of software licenses sold, partially offset by increase in technology implementation and professional services revenue. On a constant currency basis, revenue decreased by $2.8 million or 8.4%, offset by the positive impact of foreign currency accounted for $0.4 million or 1.2%.

Cost of Revenue

For the nine months ended September 30, 2024, the cost of revenue decreased by $6.8 million (including decrease in related party cost of $0.0 million), or 7.9%, compared to the nine months ended September 30, 2023. Total cost of revenue decreased by $7.9 million or 9.2% on a constant currency basis, offset by the negative impact of foreign currency of $1.1 million or 1.2%, when compared to the cost of revenue for the nine months ended September 30, 2023.

In the Bills & Payments segments, the decrease was primarily attributable to reduced cost resulting from completed projects and optimization efforts. Costs to the Bills & Payments segment decreased by $6.3 million, or 8.8%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by $7.2 million or 10.1%, offset by the negative impact of foreign currency accounted for $0.9 million or 1.3%.

The cost of revenue in the Technology segment decreased by $0.5 million, or 3.6%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment decreased by $0.6 million or 4.6%, offset by the negative impact of foreign currency accounted for $0.1 million or 1.0%.

The marginal increase in cost of revenues as a percent of revenue on a consolidated basis was primarily due to higher ramp cost during the current period. Cost of revenue for the nine months ended September 30, 2024 was 73.7% of revenue compared to 73.5% of revenue for the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses decreased by $1.6 million, or 7.8%, to $19.8 million for the nine months ended September 30, 2024, compared to $21.4 million for the nine months ended September 30, 2023. The decrease was primarily attributable to cost optimization initiatives, resulting in reduced operating lease and facility expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. SG&A expenses increased as a percentage of revenue at 18.5% for the nine months ended September 30, 2024 as compared to 18.4% for the nine months ended September 30, 2023.

Related Party Expense

Related party expense was $3.5 million for the nine months ended September 30, 2024 compared to $3.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by the cost optimization initiatives taken during the current period, partially offset by increase in related party service fees.

Depreciation and Amortization

Total depreciation and amortization expense was $2.4 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in total depreciation and amortization expense by $0.2 million was primarily due to an increase in amortization expense related to outsource contract costs during the nine months ended September 30, 2024.

Interest Expense

Interest expense was $4.7 million for the nine months ended September 30, 2024, compared to $3.6 million for the nine months ended September 30, 2023, largely due to higher pension interest cost and an increase in borrowing costs due to an increase in relevant borrowing reference rates during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Related Party Interest Expense (Income), Net

Related party interest expense, net was less than $0.1 million for the nine months ended September 30, 2024 compared to related party interest income, net of $1 thousand for the nine months ended September 30, 2023.

Foreign Exchange Losses, net

Foreign exchange losses were $2.0 million for the nine months ended September 30, 2024 compared to foreign exchange losses of $0.4 million for the nine months ended September 30, 2023, primarily due to a higher unrealized exchange losses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the nine months ended September 30, 2024 was a gain of $45 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between December 31, 2023 and the end of the reporting period, September 30, 2024.

Pension Income, net

Pension income, net was $1.3 million for the nine months ended September 30, 2024 compared to pension income, net of $0.6 million for the nine months ended September 30, 2023. The increase in pension income was primarily due to an increase in pension-related income recorded in the nine months ended September 30, 2024.

Income Tax Expense

The Company had an income tax expense of $2.7 million for the nine months ended September 30, 2024 compared to an income tax expense of $1.5 million for the nine months ended September 30, 2023. The increase in the income tax expenses for the current period is higher than the same period last year due to a remeasurement of existing uncertain tax positions in Germany.

Liquidity and Capital Resources

Overview

At September 30, 2024 and December 31, 2023 cash and cash equivalents totaled $7.8 million and $6.5 million, respectively.

The Company currently expects to spend approximately $1.5 to $2.5 million on total capital expenditures and capitalizable contracts set-up cost over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of September 30, 2024, and in comparison to December 31, 2023, total debt increased by $14.8 million primarily due borrowings under the 2024 Senior Credit Facilities, partially offset by repayments of Revolving Credit Facilities and 2022 Committed Facility Agreement (See “Indebtedness” below).

The Company has utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the third quarter 2024, the Company paid a significant portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes is expected to be paid by April 2027, or later, as per deferment timeline as established by local laws and regulations.

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

Cash Flows

Our condensed consolidated statements of cash flows include cash flows related to the disposable group. Significant non-cash items and capital expenditures of discontinued operations related to our disposable group are presented separately in Note 3 - Discontinued Operations of the notes to condensed consolidated financial statements in this Quarterly Report.

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(dollars in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(11,154)	$1,743
Net cash used in investing activities	(1,441)	(2,254)
Net cash provided by (used in) financing activities	14,233	(3,938)
Effect of exchange rates on cash and cash equivalents	(583)	(205)
Net increase (decrease) in cash and cash equivalents	$1,055	$(4,654)

Analysis of Cash Flow Changes between the nine months ended September 30, 2024 and 2023

Operating Activities — Net cash used in operating activities was $11.2 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $1.7 million for the nine months ended September 30, 2023. The increase of $12.9 million in cash used in operating activities was largely due to a higher net loss and higher outflows from accrued expenses and other liabilities, and related party payable.

Investing Activities — Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $2.3 million for the nine months ended September 30, 2023. The decrease of $0.9 million in cash used in investing activities was primarily due to reduction in additions of property, plant and equipment during the nine months ended September 30, 2024.

The cash outflow of $1.4 million in investing activities for the nine months ended September 30, 2024 was primarily due to additions to property, plant and equipment during the period.

Financing Activities — Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 2024, compared to net cash used in financing activities of $3.9 million for the nine months ended September 30, 2023. The increase of $18.1 million in cash provided by financing activities for the nine months ended

September 30, 2024 was primarily due to borrowings under the 2024 Senior Credit Facilities, partially offset by repayments of Revolving Credit Facilities and 2022 Committed Facility Agreement, and reduction in net borrowing under the securitization facility due to the entry into the Amended Factoring Agreement on September 15, 2023, which resulted in an off-balance sheet treatment of the Secured Borrowing Facility.

Indebtedness

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to our clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the condensed consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. The Company incurred interest expense of $0 and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0 and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, related to the Secured Borrowing Facility. As of September 30, 2024 and December 31, 2023, the outstanding balances payable under the Secured Borrowing Facility were $0 and $0.1 million, respectively.

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

As of September 30, 2024, the Company’s outstanding factored accounts receivable amounted to $9.2 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) with HSBC UK Bank plc (“HSBC”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary

amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. During the nine months ended September 30, 2024, the Company has repaid outstanding amount of $1.7 million, $0.2 million, and $6.3 million under the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility, respectively and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2019 Credit Agreement. As of September 30, 2024, the Company had fully repaid the outstanding balance under the 2019 Credit Agreement. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.9 million, $0.4 million, and $6.4 million, respectively.

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

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. During the nine months ended September 30, 2023, the Company has repaid outstanding amount of $5.1 million under the 2020 Credit Agreement and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost realted to the 2020 Credit Agreement. As of September 30, 2024, the Company had fully repaid the outstanding balance under the 2020 Credit Agreement. As of December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $5.1 million.

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”) with HSBC, which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. During the nine months ended September 30, 2024, the Company has repaid outstanding amount of $1.4 million under the 2022 Committed Facility Agreement. As of September 30, 2024, the Company had fully repaid the outstanding balance under the 2022 Committed Facility Agreement. As of December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million.

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

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements.

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

The Company used the 2024 Term Loan Facilities to repay in full all outstanding indebtedness under the 2019 Credit Agreement, 2020 Credit Agreement and 2022 Committed Facility Agreement. The Company incurred $1.6 million in debt issuance costs related to the 2024 Facilities Agreement.

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

During the nine months ended September 30, 2024, the Company has drawn $3.9 million under 2024 Term Loan A Facility and $11.4 million under 2024 Term Loan B Facility, and repaid $8.2 million outstanding indebtedness under the 2019 Credit Agreement, $5.1 million outstanding indebtedness under the 2020 Credit Agreement and $1.4 million outstanding indebtedness under the 2022 Committed Facility Agreement. Accordingly, the Company wrote off the unamortized balance of less than $0.1 million of debt issuance costs related to the 2019 Credit Agreement and 2020 Credit Agreement.

During the three and nine months ended September 30, 2024, the Company repaid $0.2 million and $0.6 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively. As of September 30, 2024, the outstanding balance of the 2024 Term Loan A Facility and the 2024 Term Loan B Facility was $3.8 million and $11.1 million, respectively. The principal amount drawn under the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands with the remaining outstanding principal amount of £750 thousands payable at maturity along with accrued and unpaid interest. The principal amount drawn under the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands with the remaining outstanding principal amount of €2.625 million payable at maturity along with accrued and unpaid interest.

As of September 30, 2024, the Company has drawn £12.0 million under 2024 Revolving Credit Facility in Euros currency. As of September 30, 2024, the outstanding balance under the 2024 Revolving Credit Facility was $15.8 million.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of September 30, 2024, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such review and evaluation, our CEO and our CFO have concluded that as of September 30, 2024, our internal controls were not effective due to material weaknesses identified. The material weakness identified related to ineffective review controls over the financial statement closing process and order-to cash process including the review of new agreements and work orders.

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

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations, comprehensive loss and stockholders’ deficit for each of the three and nine months ended September 30, 2024 and September 30, 2023, and condensed consolidated statements of cash flows for each of the nine months ended September 30, 2024 and September 30, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

Other than as disclosed above, there was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million, however the court’s decision does not increase the Company’s anticipated exposure for the overall claim. The Company has appealed against the decision (and paid the amount of $1.1 million on November 10, 2023 pending the appeal), the appeal hearing was scheduled for September 9, 2024 and was held on November 4, 2024. The next hearing, pertaining only to 15 remaining claimants who have not concluded settlement agreements with the Company, is scheduled for January 13, 2025.

The substantive hearing was held on February 16, 2024 and a decision was made at the end of June 2024.

The Company reached a number of settlements with a certain number of claimants prior to the decision of the court and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remain to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company has appealed the decision. The Company accrued $1.1 million and $2.2 million in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, based on the estimate of the range of possible losses.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the nine-month period ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Dated:	By:	/s/ Andrej Jonovic
November 12, 2024		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
November 12, 2024		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)