Form 10-K
period 2024-12-31
XBP Europe Holdings, Inc.
filed 2025-03-19
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s voting and non-voting shares of common stock held by non-affiliates of the Registrant was approximately $52,790,679, computed by reference to the price at which such common stock was last sold as of June 30, 2024, (based on a closing price of $1.75).

As of March 18, 2025, the Registrant had 30,362,365 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from portions of the registrant’s definitive proxy statement that will be filed for the 2025 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024.

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

• The Company relies on ETI, which is a highly leveraged company that faces substantial doubt about its ability to continue as a going concern.

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

• The Company’s industry is characterized by rapid technological change, including the adoption of AI, and failure to compete successfully within the industry and address such changes could adversely affect its results of operations and financial condition.

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

• The Company incurs significant increased expenses and administrative burdens as a result of being a public company.

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

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“ETI” means Exela Technologies, Inc., a Delaware corporation.

“ETI Debtor Subs” means most of ETI's U.S. and three Canadian subsidiaries, excluding the Company, which filed voluntary petitions for bankruptcy relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas.

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

“Registration Rights Agreement” means the Amended and Restated Registration Rights Agreement entered into by and among the Company, Cantor, the independent directors of CF VIII, and BTC International at Closing.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Services Agreement” means the Services Agreement entered into upon the Closing between XBP Europe, Inc. and Exela Technologies BPA, LLC.

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

Our solutions and services serve clients of varying sizes in multiple industries, and across public and private sectors. Our larger reporting segment is the Bills & Payments segment where revenue stems from transactions processed by our products and services, including bill and payments processing, from our locations or from client locations. In 2024, this revenue stream generated approximately $110 million, including discontinued operations revenue of $8 million (approximately 73% of total revenues). Our other reporting segment is the Technology segment where revenue stems from the sale of recurring and perpetual software licenses and related maintenance, professional services, and sale of hardware solutions and related maintenance, which represented the remainder of our revenue or $41 million (27% of total revenues) in 2024.

In total, we serve over 2,000 clients across Europe (including a smaller number in the Middle East and Africa). Our client concentration is relatively low, with the top 10 clients accounting for 27.6% of our revenue in 2024 and 26.0% of our revenue in 2023, and the top 100 clients accounting for 79.1% and 76.3% of revenue in 2024 and 2023, respectively. For the fiscal year ended December 31, 2024, we generated $151 million of revenue, including discontinued operations revenue of $8 million.

We process several hundred million payment transactions annually. This volume is achieved using a hybrid of our cloud-based infrastructure and platforms, which enables us to deploy our business solutions to clients across the European market, and also to the Middle East and Africa (together with Europe, “EMEA”), where we have a smaller number of clients. Our physical footprint spans 15 countries and 32 locations. We host our products both on our own and our client premises and as a SaaS offering in the cloud. These offerings, along with several hybrid solutions are available to clients based on their needs and preferences. We offer a flexible model when it comes to our licenses, whereby clients can choose among licenses covering a maximum number of transactions, multi-year term licenses with renewal options, or perpetual licenses. Our flexible deployment model has attracted many leading banking and financial institutions, including some of the largest in Europe. Among these institutions is Finanz Informatik (“FI”), the IT service provider of the Savings Banks Finance Group, a German financial institution with approximately $3.0 trillion in business volume and more than 50 million end-customers.

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

We increased our focus on Public Sector opportunities in 2024 and see a significant long-term structural opportunity in this vertical going forward. In 2024, we won a multi-year contract for His Majesty’s Passport Office (HMPO) in the United Kingdom for approximately $40 million, where XBP Europe will digitally transform birth, marriage, and death records dating back to 1837. This contract win was enabled by our state-of-the-art AI-powered IDP solution, which improves efficiency and security while integrating precision-enhanced corrections and feedback-driven validation mechanisms to refine field accuracy over time.

We expect to see continued demand from the Public Sector in 2025 and beyond for several reasons. Government expenditure as a percent of GDP in Europe significantly exceeds other regions around the world. According to the International Monetary Fund, government expenditure as a percent of GDP in 2022 in the United Kingdom and the European Union was 44.3% and 49.2%, respectively, compared to the United States at 36.3%. In the European Union specifically, total government expenditure grew from €3.7 trillion in 2000 to nearly €8 trillion in 2022, based on data from Eurostat.

Europe’s 2030 Digital Decade Programme should provide long-term tailwinds for companies providing digital transformation and cloud services. Launched by the European Commission, the Digital Decade Programme is a framework guiding Europe’s digital transformation until 2030. The initiative was launched in 2023 and focuses on investment in digital skills, digital infrastructure, digital transformation of businesses, and digitalization of public services. Specific targets include 75% of EU enterprises adopting cloud computing, big data, and/or AI, over 90% of SMEs reaching a basic level of digital intensity, and doubling the number of unicorn companies. According to the IDC, overall EMEA digital transformation spending is projected to exceed $1.2 trillion by 2028, driven by AI and industry-specific investments, particularly in financial services and the public sector.

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

Through the introduction of the XBP platform for small and medium sized businesses (“SMB”), clients are able to access our XBP web portal and leverage rich features to organize their bills, initiate communication and manage account receivables (“AR”) effectively, all designed to improve liquidity by expediting payments. We also use the XBP platform as the tool to support our ERP data consolidation offering, for which we see a market demand and which we offered our clients beginning in 2024. Any enterprise which has more than one ERP system likely faces challenges in consolidating the data from multiple ERPs, which is time consuming, prone to errors, and delays reporting and decision-making. We use our robotic process automation (“RPA”) suite, along with off the shelf ERP connectors to extract data from multiple ERPs, and feed it into XBP for clients to have one consolidated view without data being compromised or delayed due to manual handling.

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

Robotic Process Automation

We have consistently been at the forefront of implementing Robotic Process Automation (RPA).Our deployment model for RPA is desktop automation, followed by server level automation if the usage is reaching its capacity. We have built up a large library of RPA rules by both industry and client embedded into our solution suite. We view RPA as a step towards the automation of processes in instances where application programming interfaces (“APIs”) do not exist. An example of this is old legacy systems, which may only be accessed through UI that were intended for a human operator to access. In these instances, RPAs will allow a bot to mimic human interaction.

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

Banking and Financial Industry Solutions and Services

XBP Europe is one of the largest non-bank processors of payments in Europe, having processed several hundred million payment transactions in 2024. Our banking and financial industry offerings include solutions for payment processing and payment enablement, mortgage enrollment, lending and loan management, confirmation of payee, know your client (“KYC”), anti-money laundering, governance, compliance and information management solutions and accounted for approximately 51% of revenue in 2024. We can provide these services as an end-to-end solution or as an augmentation of existing banking processes. We may also offer them as a technology license or through our employees who service clients.

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

Digitization of Checks

We provide mobile and remote deposit technologies to our banking and financial services clients. For example, when the United Kingdom transitioned from traditional check processing to an image-based clearing system (“ICS”) in 2017, to speed up the settlement of checks, XBP Europe and Vocalink (part of Mastercard) were selected to jointly build and run the infrastructure of this new inter-bank clearing system. Today, all checks in the United Kingdom are processed via ICS. Separately, we have delivered ICS compliant services to seven of the nineteen participant banks in the United Kingdom and have been working to upgrade their mobile and remote deposit capabilities.

Confirmation of Payee/Verification of Payee

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

CoP is a service that verifies the payee’s bank account name and details before transmitting payments. This is a standard mandated by Pay.UK and conforms to the security requirements of open banking. CoP acts as an additional layer of payment protection and warns against sending payments to any non-verified payee account. This serves to transfer the fraud liability to the payer should the payer ignore any warnings. These validations help reduce the risk of payments to the wrong account holder, subsequent payment investigations and adjustment costs, and losses from, among other things, fraud. We were among the first service providers to launch a live client on our CoP service with the Co-operative Bank in 2020 and have been an approved CoP aggregator since 2024. We have since implemented the product with additional bank clients.

Additionally, XBP Europe was recently registered with the European Payments Council as a vendor of Verification of Payee (“VOP”) services. This development underscores the Company’s readiness to help organizations across the Eurozone, achieve compliance with new instant payment regulations, and Payment Service Providers (PSPs) operating in Eurozone countries must comply with VOP regulations by October 5, 2025. VOP has emerged as an essential tool in the payments ecosystem. It limits the industry’s mounting annual losses of approximately $120 billion from erroneous payments, fraud, and misdirected transactions, by ensuring payee details match the account holder’s information.

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

History and Development of Our Company

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the Closing, it became a wholly owned subsidiary of XBP Europe Holdings, Inc. (the “Company” or “XBP Europe”) and its shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

Key Business Strategies

The Company’s business strategy aims to accelerate clients’ digital transformation through deployment of software and operations automation techniques, hosted on cloud. The Company’s overarching goal is to provide the highest value and lowest cost of ownership to its clients. The Company attempts to accomplish this by building scalable systems that are used by its employees to deliver business process automation services across Europe. The key elements of the Company’s growth strategy are described below:

●	Expand Penetration of Solution Stack Across Client Base. We seek to move up in what we call “the seven layers of technology enabled solutions and services stack,” climbing the value chain of our clients from discrete services to end-to-end processes through use of front-end enterprise software. We believe continued deployment of our single sign on portals with on-demand applications will drive expansion of our front-end software (B2B/B2C/SaaS) and integrated offerings thereby enabling us to cross and up-sell within our existing client base.

●	Government Frameworks and Tenders. We currently provide solutions to various government agencies in a number of countries throughout Europe and intend to intensify our presence and participation in the public sector, our pan-European scale and capacity to bid on new government and public agency led technology and infrastructure opportunities. This includes digitization, AI-driven, and cloud-based solutions. We plan to dedicate additional sales leadership and other resources to expand our presence and range of service offerings to government projects.
●	Expand XBP network of buyers and suppliers. We processed several hundred million payment transactions in 2024. The transactions we process touch tens of millions of consumers, buyers and suppliers across Europe, and present a significant opportunity to connect many more of them. We intend to expand the scope and scale of services we offer by leveraging the integration value our existing network provides as it endeavors to further connect buyers and suppliers to communicate and transact digitally.
●	Work-from-Anywhere (WFA) enablement – We believe the modern workforce will continue to become more globalized, dynamic and distributed, demanding applications that support digital workflows, remote connectivity, productivity optimization and flexible facilities. We plan to continue expanding our WFA suite of enterprise software to meet the evolving needs of our clients and their employees.
●	Pursue new client opportunities. We plan to continue to develop new long-term, strategic client relationships, especially where we have an opportunity to deliver a wide range of our capabilities and can have a meaningful impact on our clients’ business outcomes. For example, we plan to leverage the solutions we have already introduced in some European markets, like CoP or RTP (which we have introduced in the United Kingdom), and offer them to clients in other European markets, e.g. VOP and R2P respectively.
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

The Company maintains a strong mix of diversified clients with low client concentration. No single client accounted for more than 6% of 2024 or 2023 revenue and the top 10 clients only accounted for 27.6% of our 2024 revenue and 26.0% of our 2023 revenue, respectively, and the top 100 clients accounted for 79.1% and 76.3% of revenue in 2024 and 2023, respectively.

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

Regulation and Compliance

We operate across numerous jurisdictions and provide client solutions in a number of fields, any number of which could be subject to regulation in the future. We are subject to the general legal framework in such jurisdictions. While we provide support to clients in highly regulated industries, including banking, healthcare, insurance and utilities, which in some cases will result in the clients placing contractual obligations on us to comply with certain rules and regulations applicable to those industries in the performance of its services, currently there are no industry-specific licenses or authorizations required for us to provide such services.

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

As of December 31, 2024, we had approximately 1,450 total employees (of which approximately 140 are part-time employees) across 16 countries (14 across Europe and in Morocco, as well as the U.S., where our chief executive officer and chief financial officer are located). Our employee count fluctuates from time to time based upon the timing and duration of client engagements. Our senior leadership team has extensive experience with business process management, and while we have grown through a number of acquisitions, we have retained an experienced and cohesive leadership team.

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

The Company’s profitability depends on, among other things, its ability to generate revenue in excess of its expenses. However, the Company has significant and continuing fixed costs and expenses, which it may not be able to reduce adequately to sustain such profitability if its revenue continues to decrease, or if revenue does not increase commensurately with an increase in costs. In addition, the Company may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that may cause its costs to exceed its expectations. In addition, the Company now incurs additional legal, accounting and other expenses that it did not incur when it operated as a subsidiary of ETI, as further described in the risk factor entitled “The Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations” below.

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

The Company relies on ETI, which is a highly leveraged company that faces substantial doubt about its ability to continue as a going concern. An adverse event affecting ETI may affect the delivery and availability of the services the Company relies on ETI to provide.

The Company is majority-owned by ETI and depends on services that ETI has historically provided. ETI has agreed to continue providing certain services and fulfilling other obligations pursuant to the Tax Sharing Agreement, the Services Agreement, and the License Agreement. However, ETI's financial instability raises concerns about its ability to perform these obligations on a sustained basis.

As of September 30, 2024, ETI had approximately $1.1 billion in third-party debt outstanding (of which $51.2 million was classified as current debt) on a consolidated basis. ETI’s financial statements for the quarter ended September 30, 2024, filed in its Form 10-Q, expressed substantial doubt about ETI’s ability to continue as a going concern under Financial Accounting Standards Board Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements — Going Concern.

On November 6, 2024, Nasdaq notified ETI that its securities would be delisted, and trading of ETI’s securities was suspended on November 8, 2024. On January 27, 2025, ETI filed Form 15 with the SEC to deregister its securities, effectively suspending its public reporting obligations.

On March 3, 2025, most of ETI's U.S. and three Canadian subsidiaries, excluding the Company, filed voluntary petitions for bankruptcy relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (such subsidiaries, the “ETI Debtor Subs”). These include entities that historically provided services and support to the Company. As a result, the Company’s reliance on these entities is at risk, and the following potential risks arise:

• Service Disruption: ETI Debtor Subs' ability to continue providing services under the Tax Sharing Agreement, the Services Agreement, and the License Agreement may be compromised, potentially impacting the Company’s operations, financial reporting, and compliance.

• Financial Exposure: ETI Debtor Subs' bankruptcy may limit their ability to satisfy financial or contractual obligations to the Company, potentially resulting in unexpected costs, liabilities, or disputes.

• Reputational Risk: ETI's financial instability and bankruptcy may create negative market perceptions that could adversely affect the Company’s business relationships and investor confidence.

• Operational Uncertainty: The bankruptcy process may involve restructuring efforts, asset sales, or legal disputes that could result in changes to the organizational structure or business strategy of the ETI Debtor Subs, further disrupting the Company's reliance on their services.

• Potential Legal and Financial Impact: ETI Debtor Subs' bankruptcy proceedings may result in creditor actions or other claims that indirectly affect the Company, including those arising from the Company’s announced potential acquisition of the debtor subsidiaries upon their emergence from bankruptcy.

The Company has entered into a new related party agreement with HOV Services Ltd. to help mitigate the risk of service disruption from the ETI Debtor Subs; however, there can be no assurance that this mitigation effort will be successful, and the Company is continuing to monitor the situation closely.

There can be no assurance that the ETI Debtor Subs will successfully emerge from bankruptcy in a manner that allows them to meet their obligations to the Company or that the Company's reliance on the ETI Debtor Subs will not have a material adverse effect on its business, financial condition, or results of operations.

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

For various strategic reasons, ETI may need to raise additional financing and may choose to engage in non-strategic divestitures and/or liquidations of assets including, potentially, dispositions of shares of Common Stock. In the event ETI disposes of shares of Common Stock, such dispositions may cause the market value of the Common Stock to decline or could result in a change of control of the Company. Any change in control of the Company may result in a change in the Company’s strategy or business, including in a manner adverse to the Company’s stockholders.

Historical or new adverse issues associated with ETI or its management, such as litigation and its recent Nasdaq delisting and deregistration of its securities, as well as issues associated with the Company, may adversely impact the Company’s reputation, business and financial position and share price.

Significant negative news, adverse legal or regulatory findings, material litigation, reputational damage and other adverse developments associated with ETI and/or members of its management team, whether historical or in the future, may adversely impact the Company’s reputation, business and financial position and share price.

ETI and its predecessor entities and management (including members of the Company’s management) have been subject to a variety of claims, including claims that resulted in certain adverse settlements and judgments against ETI, and may in the future be subject to claims. In addition, ETI’s securities are no longer listed on Nasdaq, and ETI filed a Form 15 on January 27, 2025 to deregister ETI’s Common Stock and Series B Cumulative Convertible Perpetual Preferred Stock, which filing immediately suspended ETI’s reporting obligations under Section 13(a) of the Exchange Act.

Such historical claims, settlements or judgments, or any new claims, whether or not successful, by ETI or the Company, or the delisting of ETI’s securities by Nasdaq and deregistration of its securities under the Exchange Act and suspension of its reporting obligations, may adversely affect the reputation or perception of the Company and its management team, and ultimately, the Company’s business, financial position, and share price.

Certain of the Company’s contracts are subject to rights of termination, audit and/or investigation, which, if exercised, could negatively impact the Company’s reputation and reduce the Company’s ability to compete for new contracts and have an adverse effect on its business, results of operation and financial condition.

Many of the Company’s client contracts may be terminated by its clients without cause and without any fee or penalty, with only limited notice. Any failure to meet a client’s expectations, as well as factors beyond the Company’s control, including a client’s financial condition, strategic priorities, or mergers and acquisitions, could result in a cancellation or non-renewal of such a contract or a decrease in business provided to the Company and cause its actual results to differ from its forecasts. The Company may not be able to replace a client that elects to terminate or not renew its contract with it, which would reduce its revenues. As described in the risk factor entitled “The Company’s ability to achieve continued and sustained profitability is uncertain” above.

In addition, a portion of the Company’s revenues is derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of, or terminate, these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., during a government transition) or other debt or funding constraints could result in lower governmental sales and in the Company’s projects being reduced in price or scope or terminated altogether, which also could limit its recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. The public procurement environment is unpredictable and this could adversely affect the Company’s ability to perform work under new and existing contracts. These risks can potentially have an adverse effect on the Company’s revenue growth and profit margins.

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

The Company’s industry is characterized by rapid technological change, including the adoption of AI, and failure to compete successfully within the industry and address such changes could adversely affect its results of operations and financial condition.

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

Also, some of the large international companies in the industry have significant financial resources and compete with us to provide document processing services and/or business process services. The Company competes primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and client service and support. The Company’s success in future performance is largely dependent upon its ability to compete successfully, to promptly and effectively react to changing technologies and client expectations and to expand into additional market segments. To remain competitive, The Company must develop services and applications; periodically enhance its existing offerings; remain cost efficient; and attract and retain key personnel and management. If competitors innovate faster and better by utilizing AI, the Company may be adversely impacted. The heightened interest in AI may increase competition and disrupt the Company’s business model. Further, AI may lower barriers to entry in our industry and we may be unable to compete with products or services offered by new competitors. AI related changes may also affect our clients’ expectations and requirements in ways we cannot adequately anticipate or adapt to, causing our business to lose sales. If the Company is unable to compete successfully, the Company could lose market share and important clients to its competitors and that could materially adversely affect its results of operations and financial condition.

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

A substantial portion of the Company’s revenues are derived from the banking and finance industries. Clients in banking and financial services accounted for 51% of the Company’s revenues in 2024 and 2023, respectively. Clients who provide commercial services accounted for 5% of the Company’s revenues in 2024 and 2023, respectively. Clients in the services, technology, and manufacturing industries accounted for 17% and 19% of the Company’s revenues in 2024 and 2023, respectively. The Company’s success largely depends on continued demand for its services from clients in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging its services, could materially adversely affect the Company’s business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving the Company’s clients, may decrease the potential number of clients for its services. The Company has been affected by the worsening of economic conditions and significant consolidation in the financial services industry and the continuation of this trend may negatively affect its revenues and profitability. Europe’s persistently high inflation, caused in part by increasing energy prices, as a result of the conflict in the Ukraine, may not ease despite measures aimed at reducing inflation. A recession in Europe (including the EU and the UK) may lead to further consolidation in the financial services industry, a reduction in demand for the Company’s services or otherwise adversely affect the Company’s operations or financial performance.

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

Cost of labor, paper, ink, energy and other raw materials represent a material portion of the Company’s costs. Increases in the costs of these inputs, especially as a result of the current high-inflationary environment in the countries in which the Company operates, may not be able to be passed on to the Company’s clients through higher prices. The

Company further expects that inflation may continue to increase or remain higher than in the recent past, resulting in growing costs. Increases in the cost of materials, postage and labor may adversely impact clients’ demand for the Company’s printing and printing-related services.

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

The Company’s business depends on the continued demand for its services, and if current global economic conditions worsen, its business could be adversely affected by its clients’ financial condition and level of business activity. Along with its clients, the Company is subject to global political, economic and market conditions, including inflation, tariffs, interest rates, energy costs, the impact of natural disasters, disease, military action and the threat of terrorism. In particular, the Company currently derives, and is likely to continue to derive, almost all of its revenue from clients located in Europe. Any future decreases in the general level of economic activity in European markets, such as decreases in business and consumer spending and increases in unemployment rates as the Company experienced as a result of the COVID-19 pandemic, could result in a decrease in demand for the Company’s services, thus reducing its revenue. For example, certain clients may decide to reduce or postpone their spending on the services the Company provides, and the Company may be forced to lower its prices. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving the Company’s clients, could also cause the demand for the Company’s services to decline, negatively affecting the amount of business that it is able to obtain or retain. The Company may not be able to predict the impact such conditions will have on the industries it serves and may be unable to plan effectively for or respond to such impact. In response to economic and market conditions, from time to time the Company has undertaken or may undertake initiatives to reduce its cost structure where appropriate, such as consolidation of resources to provide functional region-wide support to its international subsidiaries in a centralized fashion. These initiatives, as well as any future workforce and facilities reductions the Company may implement, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates expected. Any future workforce and/or facility reductions that may be implemented will be subject to local employment laws which may impose expenses and logistical challenges in connection with any such workforce reductions. Costs actually incurred in connection with certain restructuring actions may also be higher than the Company’s estimates of such costs and/or may not lead to the anticipated cost savings.

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

The Company’s success is dependent, in large part, on its ability to keep its supply of skilled professionals, including project managers, software developers, IT engineers and senior technical personnel, in balance with client demand, and on its ability to attract and retain senior management with the knowledge and skills to lead its business. Each year, the Company must hire new professionals and retrain, retain, and motivate its workforce across Europe and its nearshore jurisdictions. Competition for skilled labor is intense and, in some jurisdictions in which the Company operates, there are more jobs for certain professionals than qualified persons to fill these jobs. Costs associated with recruiting and training professionals can be significant and shortages of key personnel in the regions of our operation could require us to pay more to hire and retain key personnel, thereby increasing our cost. If the Company is unable to hire or deploy employees with the needed skillsets or if it is unable to adequately train or equip its employees with the skills or tools needed, this could materially adversely affect its business. Additionally, if the Company is unable to maintain an employee environment that is competitive and contemporary, it could have an adverse effect on engagement and retention, which may materially adversely affect the Company’s business. Furthermore, our restructuring plans and any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. If more stringent labor laws become applicable to the

Company or if a significant number of its employees unionize, the profitability of the Company may be adversely affected.

Increased labor costs due to competition, statutory wage increases or employee benefits costs, unionization activity or other factors would adversely impact the Company’s cost of sales and operating expenses. As a result, the Company anticipates that its labor costs will continue to increase. In addition, the Company may face increased costs related to other employee benefits, such as in respect of unfunded UK pension liabilities, which amounted to approximately $8.4 million as of December 31, 2024. Such UK pension liabilities are subject to a fixed payment plan and, pursuant to an agreement with the pension plan’s trustee, are expected to be fully funded by the Company by February 2030 (although there can be no assurance that it will be fully funded by such date). Any such increase, or any increase in labor costs as a percentage of the Company’s revenue could adversely affect the Company’s financial results, as further described in the risk factor entitled “The Company’s ability to achieve continued and sustained profitability is uncertain.”

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

While the Company is already subject to oversight by workers’ councils in several European countries, if the Company becomes subject to oversight by any workers’ councils in additional jurisdictions, it may be required to consult with such workers’ councils with respect to certain decisions and to provide specific information and records upon request. Any failure to engage with or provide information to a workers’ council could result in actual or threatened legal challenges or proceedings. Additionally, consultation with and/or obtaining approvals from workers’ councils may involve additional expense and unanticipated delays, particularly if the Company is required to make changes to accommodate feedback and recommendations from such workers’ councils. If consultations with a workers’ council does not yield a desired result, or if a workers’ council withholds or delays its approvals, the Company may be unable to execute key transactions in a timely fashion or at all, which may impede the ability of the Company to execute its growth strategy and/or have a material adverse effect on its business, financial condition and results of operations.

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

Risks Related to Owning Our Common Stock

The Company has a limited public float, which adversely affects trading volume and liquidity, and may adversely affect the price of the Common Stock and access to additional capital.

As of March 18, 2025, ETI and Cantor own approximately 71.8% and 21.2% of our outstanding shares of Common Stock. Although all of ETI’s shares, and the majority of Cantor’s shares of Common Stock were subject to contractual restrictions on resale until November 29, 2024, such restrictions have lapsed and those entities may now resell their shares without regard to those restrictions. The sale of shares of those shares Common Stock could have a significant negative impact on the public trading price of our Common Stock. The aggregate number of shares of our Common Stock owned by Cantor and BTC International represent approximately 93.0% of our outstanding shares of Common Stock.

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

As of March 18, 2025 our Common Stock was beneficially owned by ETI, representing 21,802,364 shares (approximately 71.8% of our outstanding Common Stock at March 18, 2025) and by Cantor, representing 6,449,404 shares (approximately 21.2% of our outstanding Common Stock at March 18, 2025). The Lock-Up Agreement that had previously applied to these shares expired on November 29, 2024. Each of Cantor and ETI are permitted to resell all of their shares with resale registration statements we previously filed with the SEC. In addition, our board of directors could designate and sell a class of preferred stock with preferential rights over the Common Stock with respect to dividends or other distributions. We filed a universal shelf registration statement on Form S-3 with the SEC that registers the sale of up to $250.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine (although we are currently subject to the “baby shelf” registration limitations).The resale, or expected or potential resale, or any sales under our universal shelf registration statement, of a substantial number of shares of Common Stock in the public market (or the market perception that such sales could occur, including sales in connection with addressing the delisting matters discussed above) could adversely affect the market price for shares of Common Stock and make it more difficult for you to sell your shares of Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that the selling security holders under the resale registration statements will continue to offer the securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering may continue for an extended period of time.

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

As of December 31, 2024, ETI beneficially owns approximately 72.3% of the Company’s outstanding shares of Common Stock. So long as this ownership and control continues, ETI, along with its directors and management team, including its Executive Chairman, Par Chadha, generally will have the ability to control the outcome of any matter submitted for the vote of Company’s stockholders, including the election and removal of directors, changes to the size of the Board, any amendment to the Company’s Charter and Bylaws, and the approval of any merger or other significant corporate transaction, including a sale of substantially all of the Company’s assets (other than in certain circumstances set forth in the Company’s Charter or Bylaws).

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

The Company incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

The Company faces a significantly increased costs for insurance, legal, accounting, administrative and other costs and expenses as a public company that the Company did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require the Company to carry out activities the Company had not been directly required to do (although ETI, as its parent and a public company, has been required to do so). For example, the Company created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs to rectify those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. As a public company, it could be more difficult or costly for the Company to obtain and retain certain types of insurance, including director and officer liability insurance, and the Company may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. As a public company, it could also be more difficult and expensive for the Company to attract and retain qualified persons to serve on the Board, or Board committees or as executive officers. Furthermore, if the Company is unable to satisfy its obligations as a public company, it could be subject to delisting of its Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

If the Company is unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of its Common Stock and its ability to access the capital markets

The Company’s Common Stock is currently listed on The Nasdaq Global Market (the “NGM”).  On September 4, 2024 the Company requested to transfer the listing of its securities to The Nasdaq Capital Market (the “NCM”).  That application is pending.

On April 24, 2024, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the listing of its Common Stock was not in compliance with the minimum $15 million market value of publicly held shares requirement (the “NGM MVPHS Requirement”) for a period of 30 consecutive business days set forth in Nasdaq Listing Rule 5450(b)(2)(C) for continued listing on the NGM. Because of the Company’s non-

compliance with the NGM MVPHS Requirement for continued listing on that market, on September 4, 2024 the Company had requested to transfer the listing of its securities to The Nasdaq Capital Market (the “NCM”).

The Company received written notice (the “Delisting Determination Letter”) from Nasdaq on October 18, 2024 stating that the Company had not regained compliance with the NGM MVPHS Requirement. The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) pursuant to Listing Rule 5810(d), which automatically stayed the suspension and/or delisting of the Company’s securities pending completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. At the Panel hearing on December 12, 2024, the Company restated its transfer request to the Panel and presented a plan to demonstrate compliance with Listing Rule 5550(b)(2) for the NCM by having a market value of listed securities of at least $35 million (the “NCM MVLS Requirement”) no later than April 4, 2025.

On January 13, 2025, Nasdaq notified the Company that the Nasdaq Hearings Panel (the “Panel”) had granted the Company’s request to continue its application with the Nasdaq staff to transfer its securities to the NCM, provided it demonstrated compliance the NCM MVLS Requirement on or before April 4, 2025. Although the Company believes it will be able to demonstrate compliance with all requirements for continued listing on NCM, including the NCM MVLS Requirement, on or before April 4, 2025, there can be no assurance that it will. If the Company fails to regain compliance or in the future fails to comply with the NCM MVLS Requirement or any other requirements for continued listing on the NCM, the Company’s securities could become subject to potential delisting.

The Company had also received a deficiency letter from Nasdaq August 30, 2024 notifying the Company that the Company’s market value of listed securities (“MVLS”) was below the $50 million minimum MVLS requirement for continued listing on the NGM under Listing Rule 5450(b)(2)(A) (the “NGM MVLS Deficiency Matter”). Nasdaq informed the Company on October 18, 2024 that because the Company satisfied the $50 million in total assets and total revenue requirement under Listing Rule 5450(b)(3)(A), an alternative method of compliance with the continued listing requirements set forth in Listing Rule 5450(b), the NGM MVLS Deficiency Matter was then resolved.

If Nasdaq does not approve the application to continue the listing of its Common Stock on the NCM and delists the Company’s shares because of the failure to demonstrate compliance with the listing standards of the NCM, or if the Company in the future fails to maintain such compliance and the Company is not able to list such securities on another national securities exchange, the securities of the Company could be quoted on an over-the-counter market. If this were to occur, the Company and its stockholders could face significant material adverse consequences including:

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

We partner with third parties to support and evaluate our cybersecurity program. The Services provided by third-parties span areas including cybersecurity maturity assessments, incident response, penetration testing and consulting on best practices. Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our data or our systems. Third-party risks are included within our risk assessment of vendors, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

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

In 2024 and 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. In June 2022, ETI experienced a previously disclosed network security incident which had material adverse impact and required ETI to, among other things, limit access to its applications and services by its employees and customers. In response, ETI incurred considerable costs to restore the security of its internal systems and networks and adopted various enhancements. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results or financial condition. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

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

ITEM 2.  PROPERTIES

We lease and own numerous facilities across 14 European countries and Morocco. The size of our active property portfolio as of December 31, 2024 was in excess of 552,908 square feet (sq. ft.) and comprised of 29 leased properties and 2 owned properties including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources.

Many of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) an operating facility in Egham, United Kingdom with an approximately building area of 11,098 sq. ft., and (ii) an operating facility in Dublin, Ireland with an approximate building area of 24,563 sq. ft. We also maintain an operating presence at 8 client sites in France; 5 client sites in Belgium; and 1 client site in Germany and Switzerland respectively.

Our properties are suitable to deliver services to our clients for each of our business segments. Our management believes that all of our properties and facilities are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the Labor Court on June 9, 2022. Conciliation hearings at the Labor Court were held on September 27, 2022, December 13, 2022, March 7, 2023, September 5, 2023 November 14, 2023, December 5, 2023 and February 5, 2024.

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million. However, the court’s decision did not increase the Company’s anticipated exposure for the overall claim. The Company has appealed against the decision (and paid the amount of $1.1 million to 66 of the 67 claimants, as settlement agreement in principle was subsequently reached with one further claimant on November 10, 2023 pending the appeal). Since the majority of the claimants concluded settlement agreements with the Company, the appeal proceedings pertain only to 15 remaining claimants who have not settled.The next hearing, pertaining only to 15 remaining claimants who have not concluded settlement agreements with the Company, is scheduled for June 2, 2025.

In addition to the above, the substantive hearing for the foregoing claims was held on February 16, 2024 and a decision was made on June 28, 2024. The Company has appealed the decision from that substantive hearing.

The Company reached a number of settlements with 56 claimants prior to the June 2024 court decision and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remains to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company has appealed the decision. The Company accrued $1.0 million and $2.2 million in accrued liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, respectively, based on the estimate of the range of possible losses.

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

Stockholders

As of March 18, 2025 there were approximately 245 registered holders of record of our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of Securities to		Number of Securities
	be Issued Upon		Remaining Available
	Exercise of Outstanding	Weighted Average	for Future Issuance
	Options and	Exercise Price of	Under Equity
Plan Category	Restricted Stock Units	Outstanding Options	Compensation Plans(1)
Equity compensation plans approved by stockholders	3,420,329	$1.31	2,099,941
Equity compensation plans not approved by stockholders	—	—	—
Total	3,420,329	$1.31	2,099,941

(1) The Company currently maintains the 2024 Stock Incentive Plan, which was approved by our board of directors on June 13, 2024. There are 5,520,270 shares of our Common Stock reserved for issuance under our 2024 Stock Incentive Plan.

Issuer Purchases of Equity Securities During the Year Ended December 31, 2024

None.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our certain on-demand printing operations. See “Pending Divestiture” below and Note 3 - Discontinued Operations of the notes to consolidated financial statements for additional information about the disposable group.

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2024 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

The Company’s digital foundation was developed to deliver fully outsourced solutions to address current and evolving client needs. The Company hosts its products both on client premises and as a SaaS offering in the cloud. These offerings, along with several hybrid solutions are available to clients based on the client’s needs and preferences. When distributing its licenses, the Company offers a flexible model, whereby clients may choose among licenses covering a maximum number of transactions, multi-year term licenses with flexible renewal options, or perpetual licenses.

The Company’s primary source of revenue stems from transactions processed by its products, including bills and payments processing and constitutes the dominant part of revenue in our larger, Bills & Payments reporting segment. Other sources of revenue include the sale of recurring software licenses and professional services, perpetual software licenses, as well as hardware solutions and related maintenance and constitute our Technology reporting segment. The Company offers an industry-agnostic and cross-departmental suite of products, which center around finance and accounting (“F&A”) solutions and services comprised of the XBP Platform, Request to Pay, enterprise information management, Digital Mailroom, business process management and workflow automation, and integrated communication services. The Company also offers core industry solutions for the banking and financial services sector, and has, as a consequence of the COVID-19 pandemic, rolled out a suite of Work From Anywhere (“WFA”) applications with enterprise software for connectivity and productivity to enable remote work.

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of December 31, 2024, the Company had approximately 1,450 employees (of which 140 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

History

XBP Europe, Inc. was incorporated in Delaware on September 28, 2022 to facilitate the Business Combination. On November 30, 2023, following the Closing, it became a wholly owned subsidiary of XBP Europe Holdings, Inc. (the “Company” or “XBP Europe”) and its shares started trading on the Nasdaq Stock Market under the ticker “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. Together with its subsidiaries, the Company constitutes a collection of entities, which have comprised the core European business of ETI since the 1995 merger between Texas-based BancTec, Inc. and Recognition International, Inc. The Company’s subsidiaries and predecessor entities have been serving clients in the European marketplace for over 45 years. In 2018, through the acquisitions of Asterion International and Drescher Full-Service Versand, ETI further expanded its geographic and client reach across Europe.

Merger Agreement

On October 9, 2022, XBP Europe, Inc. entered into the Merger Agreement with CF VIII, BTC International and Merger Sub. Pursuant to the Merger Agreement, Merger Sub, a newly formed subsidiary of CF VIII, merged with and into XBP Europe, Inc., with XBP Europe, Inc. surviving the Merger.

The Merger was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, CF VIII was treated as the “acquired” company for financial reporting purposes. Accordingly, the Merger was treated as the equivalent of the Company issuing stock for the net assets of CFVIII, accompanied by a recapitalization. The net assets of CFVIII were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were those of the Company.

As a consequence of the Merger, XBP Europe Holdings, Inc. became the successor to CF VIII, which required the Company to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices.

Recent developments

Non-Binding Letter of Intent

On March 4, 2025, the Company announced that it had entered into an exclusive, non-binding letter of intent with ETI to acquire Exela Technologies BPA, LLC (“Exela BPA”), a leading provider of business process automation solutions and subsidiary of ETI. Under the terms of the letter of intent, the Company has been granted exclusivity while the parties work in good faith to negotiate definitive agreements, complete due diligence, undertake necessary regulatory approvals, and seek any necessary approvals, including from the Company’s shareholders.

The Company is continuing to work through the process; however, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated. Those portions of the letter of intent that describe the proposed transaction are non-binding. The Company only intends to announce additional details regarding the proposed transaction if and when a definitive agreement is executed.

Pending Divestiture

During the third quarter of 2024, certain on-demand printing operations of the Company met the criteria to be disclosed as discontinued operations in the third quarter of fiscal year 2024. See Note 3 - Discontinued Operations of the notes to consolidated financial statements for additional information on discontinued operations.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus restructuring and related expenses, related party management fee and royalties, non-cash equity compensation, foreign exchange gains or losses, changes in fair value of warrant liability, and non-recurring transaction costs incurred in connection with the Business Combination.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from continuing operations, the most directly comparable GAAP measure, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net loss from continuing operations	$(6,533)	$(5,568)
Income tax expense	2,911	606
Interest expense including related party interest expense, net	6,322	7,006
Depreciation and amortization	3,160	2,944
EBITDA from continuing operations	5,860	4,988
Restructuring and related expenses(1)	1,879	5,053
Employee litigation matter(2)	1,283	1,431
Related party management fee and royalties(3)	—	1,330
Foreign exchange losses, net	2,520	599
Non-cash equity compensation(4)	1,611	—
Changes in fair value of warrant liability	(43)	(597)
Transaction Fees(5)	280	2,970
Adjusted EBITDA from continuing operations	$13,390	$15,774
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.
(2)	Represents litigation settlement and associated expenses incurred in connection with the Company subsidiary litigation. See Note 15 - Commitments and Contingencies for more details.
(3)	Primarily represents management fee incurred in exchange for services, which included provision of legal, human resources, corporate finance, and marketing support. The management services agreement was terminated in connection with the Business Combination and was replaced by the related party service fee pursuant to the Services Agreement which reduced the fee and modified the services provided.
(4)	Represents the non-cash charges for restricted stock units and options.
(5)	Represents transaction costs incurred as part of the Business Combination.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from discontinued operations, the most directly comparable GAAP measure, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net loss from discontinued operations, net of income taxes	$(5,833)	$(5,479)
Income tax expense	—	—
Interest expense, net	145	189
Depreciation and amortization	555	907
EBITDA from discontinued operations	(5,133)	(4,383)
Restructuring and related expenses(1)	38	187
Related party service fees and royalties	—	25
Impairment of goodwill	87	—
Foreign exchange losses (gains), net	211	(5)
Adjusted EBITDA from discontinued operations	$(4,797)	$(4,176)
(1)	Adjustment represents costs associated with restructuring related to employee severance.

Key Components of Revenue and Expenses

Revenue

The Company earns revenue from transactions processed using its products and services. In addition, the Company also sells recurring and perpetual software licenses, as well as maintenance and other professional services. Licensing options are flexible and clients can purchase a license covering a maximum number of transactions, multi-year term licenses with flexible renewal options. The Company derives a majority of its revenue from transactions processing as well as from the sale of licenses and technology implementation services.

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

Changes in fair value of warrant liability – Changes in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued as part of the consummation of the Business Combination. The change in fair value of Private Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model. The warrant liability is remeasured at the end of each subsequent reporting period.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (US dollars in thousands)

	Years Ended December 31,
	2024	2023
Revenue:
Bills and Payments	$101,850	$110,458
Technology	40,922	44,719
Revenue, net (including related party revenue of $0.4 million and $0.2 million, respectively)	142,772	155,177
Cost of revenue:
Bills and Payments	85,455	95,572
Technology	19,059	19,738
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.1 million, respectively, exclusive of depreciation and amortization)	104,514	115,310
Selling, general and administrative expenses (exclusive of depreciation and amortization)	26,525	31,173
Related party expense	5,101	4,633
Depreciation and amortization	3,160	2,944
Operating profit	3,472	1,117
Interest expense, net	6,232	5,035
Related party interest expense, net	90	1,971
Foreign exchange losses, net	2,520	599
Changes in fair value of warrant liability	(43)	(597)
Pension income, net	(1,705)	(929)
Net loss before income taxes	(3,622)	(4,962)
Income tax expense	2,911	606
Net loss from continuing operations	$(6,533)	$(5,568)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the year ended December 31, 2023.

Revenue

For the year ended December 31, 2024, our revenue on a consolidated basis decreased by $12.4 million, or 8.0%, to $142.8 million (including related party revenue of $0.4 million) from $155.2 million (including related party revenue of $0.2 million) for the year ended December 31, 2023. On a constant currency basis, revenue declined by $13.5 million, or 8.7%, offset by the positive impact of foreign currency accounting for $1.1 million or 0.7%.

Bills & Payments and Technology segments constituted 71.3%, and 28.7%, respectively, of our total revenue for the year ended December 31, 2024, compared to 71.2%, and 28.8%, respectively, for the year ended December 31, 2023. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $101.9 million for the year ended December 31, 2024 compared to $110.5 million for the year ended December 31, 2023. The revenue decline of $8.6 million, or 7.8%, is primarily attributable to completion of one time projects, lower volumes and client contract end, offset by the positive impact of newly won and revenue ramping contracts. On a constant currency basis, revenue declined by $9.3 million, or 8.4%, offset by the positive impact of foreign currency accounting for a $0.7 million or 0.6%.

Technology — For the year ended December 31, 2024, revenue attributable to the Technology segment decreased by $3.8 million, or 8.5%, to $40.9 million from $44.7 million for the year ended December 31, 2023. The revenue decrease in the Technology segment was largely due to a lower volume of software licenses sold and partially offset by an increase in professional services and maintenance revenue. On a constant currency basis, revenue decreased by $4.2 million, or 9.4%, offset by the positive impact of foreign currency accounted for $0.4 million or 0.9%.

Cost of Revenue

For the year ended December 31, 2024, the cost of revenue decreased by $10.8 million (including decrease in related party cost of $0.0 million), or 9.4%, compared to the year ended December 31, 2023. Total cost of revenue decreased by $11.6 million or 10.1% on a constant currency basis, offset by the positive impact of foreign currency of $0.9 million or 0.7%, when compared to the cost of revenue for the year ended December 31, 2023.

In the Bills & Payments segments, the decrease was primarily attributable to a decline in revenue, improved utilization of operations coupled with cost optimizations and more profitable contracts. The cost of revenue in the Bills & Payments segment decreased by $10.1 million, or 10.6%. On a constant currency basis, cost of revenue at Bills & Payments segment declined by $10.9 million, or 11.4%, offset by the positive impact of foreign currency of 0.8% or $0.8 million.

The cost of revenue in the Technology segment decreased by $0.7 million, or 3.4%, primarily due to the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment decreased by $0.7 million, or 3.7%, offset by the foreign currency impact accounting for $0.1 million or 0.3%.

Cost of revenue for the year ended December 31, 2024 was 73.2% of revenue compared to 74.3% of revenue for the year ended December 31, 2023, with the decrease primarily due to improved utilization of operations, cost optimizations and change in revenue mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased by $4.6 million, or 14.9%, to $26.5 million for the year ended December 31, 2024, compared to $31.2 million for the year ended December 31, 2023. The decrease was primarily attributable to cost optimization initiatives, coupled with higher one-time costs pertaining to professional fees and insurance in 2023. SG&A expenses decreased as a percentage of revenue to 18.6% for the year ended December 31, 2024 as compared to 20.1% for the year ended December 31, 2023.

Related Party Expenses

Related party expense was $5.1 million for the year ended December 31, 2024 compared to $4.6 million for the year ended December 31, 2023. The increase was mainly due to the growth in the COE (Center of Excellence), partially offset by the cost optimizations taken during the year.

Depreciation and Amortization

Total depreciation and amortization expense was $3.2 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in total depreciation and amortization expense by $0.3 million was primarily due to an increase in amortization expense related to outsource contract costs during the year ended December 31, 2024.

Interest Expense

Interest expense was $6.2 million for the year ended December 31, 2024, compared to $5.0 million for the year ended December 31, 2023, largely due to an increase in borrowing costs as a result of higher borrowings under the 2024 Credit Facilities during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Related Party Interest Expense, Net

Related party interest expense, net was $0.1 million for the year ended December 31, 2024 compared to related party interest expense, net of $2.0 million for the year ended December 31, 2023. The decrease in the related party interest expense, net was due to an elimination of a related party interest receivable as required by the Ultimate Parent Support Agreement during the prior year.

Foreign Exchange Losses, net

Foreign exchange losses were $2.5 million for the year ended December 31, 2024 compared to foreign exchange losses of $0.6 million for the year ended December 31, 2023, primarily due to higher unrealized foreign exchange losses, partially offset by lower realized foreign exchange losses for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the year ended December 31, 2024 was a gain of $43 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between December 31, 2023 and the end of the reporting period, December 31, 2024.

Pension Income, net

Pension income, net was $1.7 million for the year ended December 31, 2024 compared to pension income, net of $0.9 million for the year ended December 31, 2023. The increase in income was primarily due to higher expected return on plan assets recorded in the year ended December 31, 2024.

Income Tax Expense

The Company had an income tax expense of $2.9 million for the year ended December 31, 2024 compared to an income tax expense of $0.6 million for the year ended December 31, 2023. The increase in the income tax expenses for the current period is higher than the same period last year due to a remeasurement of existing uncertain tax positions in Germany.

Liquidity and Capital Resources

Overview

At December 31, 2024 and 2023 cash and cash equivalents totalled $12.1 million and $6.5 million, respectively.

The Company currently expects to spend approximately $1.5 to $2.5 million on total capital expenditures over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of December 31, 2024, and in comparison to December 31, 2023, total debt increased by $12.3 million primarily due to borrowings under the 2024 Senior Credit Facilities, partially offset by repayments of Revolving Credit Facilities and 2022 Committed Facility Agreement (See “Indebtedness” below).

The Company has utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the fourth quarter 2024, the Company paid a significant portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes will be paid by the April 2027, or later, as per deferment timeline as established by local laws and regulations.

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

Cash Flows

Our consolidated statements of cash flows include cash flows related to the disposable group. Significant non-cash items and capital expenditures of discontinued operations related to our disposable group are presented separately in Note 3 - Discontinued Operations of the notes to consolidated financial statements in this Annual Report.

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(5,227)	$(1,535)
Net cash used in investing activities	(1,710)	(2,669)
Net cash provided by (used in) financing activities	12,446	(305)
Effect of exchange rates on cash and cash equivalents	(308)	3,941
Net increase (decrease) in cash and cash equivalents	5,201	(568)

Analysis of Cash Flow Changes between the years ended December 31, 2024 and 2023

Operating Activities — Net cash used in operating activities was $5.2 million for the year ended December 31, 2024, compared to net cash used in operating activities of $1.5 million for the year ended December 31, 2023. The increase of $3.7 million in cash used in operating activities was largely due to a higher net loss and higher outflows from related party payable and accrued expenses and other liabilities.

Investing Activities — Net cash used in investing activities was $1.7 million for the year ended December 31, 2024, compared to net cash used in investing activities of $2.7 million for the year ended December 31, 2023. The decrease of $1.0 million in cash used in investing activities was primarily due to reduction in additions of property, plant and equipment during the year ended December 31, 2024.

Financing Activities — Net cash provided by financing activities was $12.4 million for the year ended December 31, 2024, compared to net cash used in financing activities of $0.3 million for the year ended December 31, 2023. The increase of $12.8 million in cash provided by financing activities for the year ended December 31, 2024 was primarily due to borrowings under the 2024 Senior Credit Facilities, partially offset by repayments of Revolving Credit Facilities and 2022 Committed Facility Agreement, and reduction in net borrowing under the securitization facility due to the entry into the Amended Factoring Agreement on September 15, 2023, which resulted in an off-balance sheet treatment of the Secured Borrowing Facility.

Indebtedness

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to our clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under “Current portion of long-term debt” on the consolidated balance sheets. The cost of the Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. The Company incurred interest expense of $0 and $0.6 million for the years ended December 31, 2024 and 2023, respectively, related to the Secured Borrowing Facility. As of December 31, 2024 and 2023, the outstanding balances payable under the Secured Borrowing Facility were $0 and $0.1 million, respectively.

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

As of December 31, 2024, the Company’s outstanding factored accounts receivable amounted to $16.6 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.8 million and $0.3 million for the year ended December 31, 2024 and 2023 respectively, which is presented in interest expense,net on the consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) with HSBC UK Bank plc (“HSBC”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. During the year ended December 31, 2024, the Company has repaid outstanding amount of $1.9 million, $0.4 million, and $6.4 million under the Term Loan A Facility, the Term Loan B Facility, and the Revolving

Credit Facility, respectively and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2019 Credit Agreement. As of December 31, 2024, the Company had fully repaid the outstanding balance under the 2019 Credit Agreement. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was $1.9 million, $0.4 million, and $6.4 million, respectively.

The 2019 Credit Agreement contained financial covenants including, but not limited to (a) a Combined Cashflow Coverage Ratio, which measured the ratio of (i) Combined Cashflow and (ii) Debt Service defined as finance charges in addition to mandatory repayments in respect to the 2019 Credit Agreement, (b) Combined Interest Coverage Ratio, which measured the ratio of (i) Combined EBITDA to (ii) Combined Finance Charges, (c) a Combined Total Net Leverage Ratio, which measured the ratio of (i) Combined Net Indebtedness in respect to the last day of the most recent period to (ii) EBITDA, (d) Guaranteed Intragroup Balances, (e) the Loan to Market Value defined as the Facility A Loan outstanding to the market value of the property in each case, as defined in the 2019 Credit Agreement. The term “Combined” refers to the UK Subsidiary and its wholly-owned subsidiaries.

The 2019 Credit Agreement and indenture governing the Secured Credit Facility contained limitations on the ability of the UK subsidiary to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments (ii) substantial changes of the general nature of the business, (iii) acquisition of a company, (iv) enter a joint venture, (v) or effect a dormant subsidiary to commence trading or cease to satisfy the criteria of a dormant subsidiary.

The UK Subsidiary’s obligations under the 2019 Credit Agreement were jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly owned subsidiaries. The 2019 Credit Agreement and the 2022 Committed Facility Agreement (defined below) contained cross default provisions which related to the UK Subsidiary and its subsidiaries, but not any other entities within the consolidated group.

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

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. During the year ended December 31, 2024, the Company repaid outstanding amounts of $5.1 million under the 2020 Credit Agreement and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2020 Credit Agreement. As of December 31, 2024, the Company had fully repaid the outstanding balance under the 2020 Credit Agreement. As of December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $5.1 million.

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”) with HSBC, which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. During the year ended December 31, 2024, the Company has repaid outstanding amount of $1.5 million under the 2022 Committed Facility Agreement. As of December 31, 2024, the Company had fully repaid the outstanding balance under the 2022 Committed Facility Agreement. As of December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million.

The 2022 Committed Facility Agreement contained financial covenants including, but not limited to (a) a Combined Debt Service Coverage Ratio, which measured the cashflow less dividends, net capital expenditure, and taxation relative to the debt service for that relevant period, (b) interest cover, which measured EBITDA relative to the aggregate of (i) interest charges and (ii) interest element of finance leases in any relevant period, (c) Total Net Debt to EBITDA, which measured the total net debt relative to EBITDA for any relevant period, and (d) loan to market value, which measured the loan as a percentage of the aggregate market value of The Property. The term “Combined” refers to the UK subsidiary and its wholly-owned subsidiaries.

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements.

2024 Facilities Agreement

In June 2024, XBP Europe, Inc., a wholly-owned subsidiary of the Company, together with certain other subsidiaries (the “XBP Group”), entered into a Facilities Agreement (the “2024 Facilities Agreement”) with HSBC for a £15.0 million and €10.5 million Secured Credit Facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2024 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2024 Term Loan B Facility”, collectively with the 2024 Term Loan A Facility, the “2024 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “2024 Revolving Credit Facility”), and, together with the 2024 Term Loan Facilities, (the “2024 Senior Credit Facilities”). The 2024 Term Loan Facilities mature on June 26, 2028 and the 2024 Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. An additional £14.0 million of credit under the 2024 Revolving Credit Facility may be made available at HSBC’s discretion for specific purposes as per the 2024 Facilities Agreement.

The Company used the 2024 Term Loan Facilities to repay in full all outstanding indebtedness under the 2019 Credit Agreement, 2020 Credit Agreement and 2022 Committed Facility Agreement. The Company incurred $1.5 million in debt issuance costs related to the 2024 Facilities Agreement.

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

During the year ended December 31, 2024, the Company has drawn $3.9 million under 2024 Term Loan A Facility and $11.4 million under 2024 Term Loan B Facility, and repaid $8.7 million outstanding indebtedness under the 2019 Credit Agreement, $5.1 million outstanding indebtedness under the 2020 Credit Agreement and $1.5 million outstanding indebtedness under the 2022 Committed Facility Agreement. Accordingly, the Company wrote off the unamortized balance of less than $0.1 million of debt issuance costs related to the 2019 Credit Agreement and 2020 Credit Agreement.

During the year ended December 31, 2024, the Company repaid $0.4 million and $1.1 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively. As of December 31, 2024, the outstanding balance of the 2024 Term Loan A Facility and the 2024 Term Loan B Facility was $3.4 million and $9.8 million, respectively. The principal amount drawn under the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands with the remaining outstanding principal amount of £750 thousands payable at maturity along with accrued and unpaid interest. The principal amount drawn under the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands with the remaining outstanding principal amount of €2.625 million payable at maturity along with accrued and unpaid interest.

As of December 31, 2024, the Company has drawn £12.0 million under 2024 Revolving Credit Facility in Euros currency. As of December 31, 2024, the outstanding balance under the 2024 Revolving Credit Facility was $14.7 million.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of December 31, 2024, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

Changes to Covenant Ratios and Compliance

The Company is not aware of any changes in the required covenant ratio under the 2024 Senior Credit Facilities at future compliance dates. The Company continually monitors its compliance with the covenants. The Company believes it will remain in compliance with all such covenants for the next 12 months based on the expected future performance; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future. The Company believes there are multiple mechanisms available to the Company in case of non-compliance with the provisions of any of its debt covenants, which would ensure ongoing sufficient liquidity for the Company, including but not limited to, entering into bona fide negotiations with its lenders to amend the existing facilities as appropriate, refinancing existing credit facilities with alternative providers of capital or curing any potential breaches.

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

Potential Future Transactions

We may, from time to time, explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the Closing, certain of our stockholders have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

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

The Company conducts its annual goodwill impairment tests on October 1 of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, the Company’s annual impairment test utilizes valuation multiples of publicly traded peer companies. For the Discounted Cash Flow Method, the annual impairment test utilizes discounted cash flow projections using market participant weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We conducted our annual goodwill impairment test as of October 1, 2024 and 2023, and concluded that there was no impairment in our goodwill and other intangible assets during the years.

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

Revenue: The Company accounts for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the client, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with clients, primarily relating to the provision of business and transaction processing services within each of the segments. The Company does not have any significant extended payment terms, as payment for invoices issued is received shortly after goods are delivered or services are provided. Refer to Note 4 — Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contained elsewhere in this Annual Report for additional information regarding the Company’s revenue recognition policy.

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

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 4—Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. At December 31, 2024, we had $28.9 million of debt outstanding, with a weighted average interest rate of 6.29%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, a 1.0% increase or decrease in the assumed weighted average interest rate would not have a material impact on the results of operations.

At December 31, 2023, we had $16.6 million of debt outstanding, with a weighted average interest rate of 8.25%. Assuming no change in the amount outstanding, a 1.0% increase or decrease in the assumed weighted average interest rate would not have had a material impact on the results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBP Europe Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Sterling Heights, Michigan
March 19, 2025

XBP Europe Holdings, Inc.

Consolidated Balance Sheets

For the years ended December 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$12,099	$6,537
Accounts receivable, net of allowance for credit losses of $1,198 and $1,183, respectively	19,810	30,238
Inventories, net	3,823	4,045
Prepaid expenses and other current assets	4,228	6,550
Current assets held for sale	1,378	2,497
Total current assets	41,338	49,867
Property, plant and equipment, net of accumulated depreciation of $40,325 and $39,876, respectively	11,272	12,811
Operating lease right-of-use assets, net	4,805	5,206
Goodwill	21,666	22,823
Intangible assets, net	1,121	1,498
Deferred income tax assets	7,026	6,811
Other noncurrent assets	817	705
Noncurrent assets held for sale	—	3,018
Total assets	$88,045	$102,739

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$12,553	$13,281
Related party payables	5,443	13,012
Accrued liabilities	17,993	23,850
Accrued compensation and benefits	16,482	16,267
Customer deposits	277	323
Deferred revenue	6,870	6,004
Current portion of finance lease liabilities	12	91
Current portion of operating lease liabilities	1,734	1,562
Current portion of long-term debts	4,958	3,863
Current liabilities held for sale	2,443	3,818
Total current liabilities	68,765	82,071
Related party notes payable	1,451	1,542
Long-term debt, net of current maturities	23,966	12,763
Finance lease liabilities, net of current portion	—	23
Pension liabilities	10,339	12,208
Operating lease liabilities, net of current portion	3,271	3,785
Other long-term liabilities	1,599	1,635
Noncurrent liabilities held for sale	—	1,280
Total liabilities	$109,391	$115,307
Commitments and Contingencies (Note 15)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock, par value of $0.0001 per share; 200,000,000 shares authorized; 30,166,102 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	30	30
Additional paid in capital	1,611	—
Accumulated deficit	(23,705)	(11,339)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	474	(1,416)
Unrealized pension actuarial gains, net of tax	244	157
Total accumulated other comprehensive loss	718	(1,259)
Total stockholders’ deficit	(21,346)	(12,568)
Total liabilities and stockholders’ deficit	$88,045	$102,739

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

	Year ended December 31,
	2024	2023
Revenue, net	$142,408	$154,943
Related party revenue, net	364	234
Cost of revenue (exclusive of depreciation and amortization)	104,467	115,234
Related party cost of revenue	47	76
Selling, general and administrative expenses (exclusive of depreciation and amortization)	26,525	31,173
Related party expense	5,101	4,633
Depreciation and amortization	3,160	2,944
Operating profit	3,472	1,117
Other expense (income), net
Interest expense, net	6,232	5,035
Related party interest expense, net	90	1,971
Foreign exchange losses, net	2,520	599
Changes in fair value of warrant liability	(43)	(597)
Pension income, net	(1,705)	(929)
Net loss before income taxes	(3,622)	(4,962)
Income tax expense	2,911	606
Net loss from continuing operations	(6,533)	(5,568)
Net loss from discontinued operations, net of income taxes	(5,833)	(5,479)
Net loss	$(12,366)	$(11,047)
Loss per share:
Basic and diluted - continuing operations	$(0.22)	$(0.25)
Basic and diluted - discontinued operations	(0.19)	(0.24)
Basic and diluted	$(0.41)	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2024 and 2023

(in thousands of United States dollars)

	Year ended December 31,
	2024	2023
Net loss	$(12,366)	$(11,047)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,890	(2,995)
Unrealized pension actuarial gains, net of tax	87	3,455
Total other comprehensive loss, net of tax	$(10,389)	$(10,587)

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Gains (Losses),	Accumulated	Total
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	—	$—	$—	$(5,845)	$(17,789)	$(3,298)	$—	$(26,932)
Net loss January 1, 2023 to November 29, 2023	—	—	—	(13,120)	—	—	—	(13,120)
Classification adjustment	—	—	—	(19,368)	19,368	—	—	—
Issuance of common stock to Cantor and others	8,363,413	8	6,512	—	—	—	—	6,520
Issuance of common stock to BTC International	21,802,689	22	(6,215)	38,333	—	—	(13,412)	18,728
Transaction costs related to the Merger	—	—	(297)	—	—	—	—	(297)
Net income November 30, 2023 to December 31, 2023	—	—	—	—	—	—	2,073	2,073
Foreign currency translation adjustment	—	—	—	—	(2,995)	—	—	(2,995)
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	3,455	—	3,455
Balances at December 31, 2023	30,166,102	$30	$—	$—	$(1,416)	$157	$(11,339)	$(12,568)
Net loss January 1, 2024 to December 31, 2024	—	—	—	—	—	—	(12,366)	(12,366)
Equity-based compensation	—	—	1,611	—	—	—	—	1,611
Foreign currency translation adjustment	—	—	—	—	1,890	—	—	1,890
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	87	—	87
Balances at December 31, 2024	30,166,102	$30	$1,611	$—	$474	$244	$(23,705)	$(21,346)

The accompanying notes are an integral part of these consolidated financial statements

XBP Europe Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(in thousands of United States dollars)

	Years ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(12,366)	$(11,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,965	3,467
Amortization of intangible assets	750	384
Debt issuance cost amortization	216	—
Impairment of goodwill	87	—
Credit loss expense	16	343
Changes in fair value of warrant liability	(43)	(597)
Stock-based compensation expense	1,611	—
Unrealized foreign currency losses (gains)	2,428	(616)
Change in deferred income taxes	(247)	(422)

Change in operating assets and liabilities
Accounts receivable	9,568	5,990
Inventories	240	(58)
Prepaid expense and other assets	2,297	2,123
Accounts payable	(365)	(2,417)
Related party payables	(8,446)	(843)
Accrued expenses and other liabilities	(4,848)	2,629
Deferred revenue	1,099	67
Customer deposits	(189)	(538)
Net cash used in operating activities	(5,227)	(1,535)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,263)	(2,330)
Cash paid for costs of fulfilling a contract	—	(339)
Additions to internally developed software	(447)	—
Net cash used in investing activities	(1,710)	(2,669)

Cash flows from financing activities
Borrowings under secured borrowing facility	—	87,635
Principal repayment on borrowings under secured borrowing facility	(79)	(91,662)
Borrowings under 2024 Term Loan A Facility	3,834	—
Borrowings under 2024 Term Loan B Facility	11,360	—
Borrowings under 2024 Revolving Credit Facility	15,352	—
Cash paid for debt issuance costs	(1,527)	—
Principal payments on 2024 Term Loan A Facility	(383)	—
Principal payments on 2024 Term Loan B Facility	(1,136)	—
Principal payments on long-term obligations	(15,270)	(920)
Proceeds from Secured Credit Facility	930	223
Principal payments on finance leases	(635)	(786)
Proceeds from Business Combination, net of transaction expenses	—	5,205
Net cash provided by (used in) financing activities	12,446	(305)
Effect of exchange rates on cash and cash equivalents	(308)	3,941
Net increase (decrease) in cash and cash equivalents	5,201	(568)

Cash and equivalents, beginning of period, including cash from discontinued operations	6,905	7,473
Cash and equivalents, end of period, including cash from discontinued operations	$12,106	$6,905

Supplemental cash flow data:
Income tax payments, net of refunds received	567	1,059
Interest paid	3,429	1,798

The accompanying notes are an integral part of these consolidated financial statements.

XBP Europe Holdings, Inc.

Notes to the Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

1.General

XBP Europe Holdings, Inc. (the “Company” or “XBP Europe”) is a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of its clients. The Company’s name — “XBP” — stands for “exchange for bills and payments” and reflects the Company’s strategy to facilitate connections between buyers and suppliers to optimize clients’ bills and payments and related digitization processes. XBP believes its business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

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

Divesture

During the third quarter of fiscal year 2024, the Company determined that its certain on-demand printing operations met the criteria to be classified as a discontinued operation, and, as a result, disposable group’s historical financial results are reflected in the Company’s consolidated financial statements as discontinued operations, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. See Note 3 - Discontinued Operations of the notes to consolidated financial statements.

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

At Closing, the Company received net proceeds of $5.2 million from the Business Combination.

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

Immediately after giving effect to the Business Combination, there were 30,166,102 shares of Common Stock outstanding, 6,249,980 Public Warrants outstanding and 385,000 Private Warrants outstanding. See Note 18 – Warrants and Note 19 – Stockholders’ Deficit for more details.

3.Discontinued Operations

During the third quarter of 2024, certain on-demand printing operations of the Company met the criteria for classification as held for sale and accordingly, was measured at the lower of their carrying value or its fair value less costs to sell. The Company recorded an impairment charge of $0.1 million relating to the disposal group (as defined in Note 4 – Basis of Presentation and Summary of Significant Accounting Policies) in impairment of goodwill in the consolidated statement of operations of the disposal group for the year ended December 31, 2024. The Company determined that the held for sale disposal group has met the criteria to be disclosed as discontinued operations as it represents a significant strategic shift that will have a major effect on the Company’s operations and financial results.

The results of the disposal group are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Impairment loss was recorded during the year ended December 31, 2024, in impairment of goodwill in the consolidated statements of operations of the disposal group. Further, the Company has reclassified the assets and liabilities of the disposal group as assets and liabilities held for sale in the consolidated statements of balance sheets for all periods presented. The consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, reference within the notes to consolidated financial statements relates to continuing operations.

The financial results of the disposal group are presented as loss from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents the major components of financial results of the Company’s disposable group for the periods presented:

	Year ended December 31,
(dollars in thousands)	2024	2023
Revenue, net	$8,064	$11,393
Cost of revenue (exclusive of depreciation and amortization)	8,932	12,222
Selling, general and administrative expenses (exclusive of depreciation and amortization)	3,801	3,509
Related party expense	166	50
Depreciation and amortization	555	907
Impairment of goodwill (1)	87	—
Operating loss	(5,477)	(5,295)
Other expense (income), net
Interest expense, net	145	189
Foreign exchange losses (gains), net	211	(5)
Net loss from discontinued operations before income taxes	(5,833)	(5,479)
Income tax expense	—	—
Net loss from discontinued operations, net of income taxes	$(5,833)	$(5,479)

(1) During the year ended December 31, 2024, the Company recorded $0.1million impairment in goodwill, due to held for sale classification as discussed above.

As of December 31, 2024, the assets and liabilities of the disposal group are classified as current in the Company’s consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as discontinued operations on the consolidated balance sheets for the periods presented:

December 31,
(dollars in thousands)	2024
ASSETS
Current assets
Cash and cash equivalents	$7
Accounts receivable, net of allowance for credit losses of $90	48
Inventories, net	422
Prepaid expenses and other current assets	465
Property, plant and equipment, net of accumulated depreciation of $3,690	436
Total current assets held for sale	$1,378

LIABILITIES
Current liabilities
Accounts payable (including related party of $305)	$1,170
Accrued liabilities	895
Accrued compensation and benefits	338
Customer deposits	40
Total current liabilities held for sale	$2,443

December 31,
(dollars in thousands)	2023
ASSETS
Current assets
Cash and cash equivalents	$368
Accounts receivable, net of allowance for credit losses of $89	557
Inventories, net	695
Prepaid expenses and other current assets	877
Total current assets held for sale	$2,497

Property, plant and equipment, net of accumulated depreciation of $3,114	$1,188
Operating lease right-of-use assets, net	1,659
Goodwill	87
Deferred income tax assets	50
Other noncurrent assets	34
Total noncurrent assets held for sale	$3,018

LIABILITIES
Current liabilities
Accounts payable (including related party of $339)	$1,472
Accrued liabilities	892
Accrued compensation and benefits	315
Customer deposits	213
Current portion of finance lease liabilities	547
Current portion of operating lease liabilities	379
Total current liabilities held for sale	$3,818

Operating lease liabilities, net of current portion	1,280
Total noncurrent liabilities held for sale	$1,280

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Year ended December 31,
(dollars in thousands)	2024	2023
Depreciation	$555	$907
Impairment of goodwill	87	—
Credit loss expense (income)	1	(16)
Unrealized foreign currency losses (gains)	211	(5)
Purchase of property, plant and equipment	$94	$173

4.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Throughout the period prior to the Closing, the Company operated as part of ETI. Consequently, stand-alone financial statements have not historically been prepared for the Company. The accompanying consolidated financial statements have been prepared from ETI’s historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from ETI. The consolidated financial statements and related notes to the consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated statements of operations include all revenues and costs directly attributable to XBP Europe, including costs for facilities, functions and services used by XBP Europe. Costs for certain functions and services such as accounting, finance and IT delivered by subsidiaries of ETI are directly charged to XBP Europe based on specific identification when possible or based on the actual specific people and related cost. Current and deferred income taxes have been determined based on the stand-alone results of XBP Europe. However, because the Company filed as part of ETI’s tax group in certain jurisdictions, the Company’s actual tax balances may differ from those reported. The Company’s portion of its domestic and certain income taxes for jurisdictions outside the United States are deemed to have been settled in the period the related tax expense was recorded.

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

Certain comparative amounts for prior year have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2024.

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

Segment Reporting

The Company consists of two segments:

1.	The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. It offers automation of AP and AR processes and through its platform, XBP, seeks to integrate buyers and suppliers across Europe. This business unit also includes the Company’s digital transformation revenue, which is both project based and recurring.
2.	The Technology business unit primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services.

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

The Company did not record any impairment related to its property, plant, and equipment, customer relationships, developed technology, capitalized software cost or outsourced contract costs for the years ended December 31, 2024 and 2023.

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

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. Refer to Note 10- Intangible Assets and Goodwill for additional discussion of goodwill. During the year ended December 31, 2024, the Company recorded $0.1 million impairment in goodwill in discontinued operation, due to held for sale classification.

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

Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and finance lease liabilities, net of current portion in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. As most of the Company’ leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The implicit rate in the lease is used when readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are not recorded on the consolidated balance sheets.

Finance lease ROU assets are amortized over the lease term or the useful life of the asset, whichever is shorter. The amortization of finance lease ROU assets is recorded in depreciation expense in the consolidated statements of operations. For operating leases, expense is recognized for lease payments on a straight-line basis over the lease term.

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their “fair value.” This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grant date in the case of restricted stock units and using an option pricing model in the case of stock options. The Company accounts for forfeitures as they occur. The expense resulting from share-based payments is recorded in selling, general and administrative expense in the consolidated statements of operations.

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

The Company determined upon further review of the warrant agreements, that while Public Warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815 to be classified in stockholders’ deficit and are not subject to remeasurement provided that the warrants continue to meet the criteria for equity classification.

Similarly, Private Warrants meet the definition of a derivative, however they don’t meet the equity scope exception in ASC 815 and are subject to remeasurement. Private Warrant liability shall be measured at fair value on transaction closing date, with changes in fair value each period recognized in the consolidated statements of operations.

Held for Sale

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

Revenue from the sale of software licenses is recognized as a single performance obligation at the point in time that the software license is delivered to the customer. Perpetual licenses are granted or a noncancelable license is granted for a nonrefundable fee, which are recognized at a point in time. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized.

Professional services revenue consists of implementation services for new customers, or implementations of new products for existing customers. Professional services are typically sold on a time-and-materials basis and recognized monthly based on actual hours incurred.

Revenue from the sale of hardware solutions is recognized on a point in time basis and related maintenance are recognized ratably over the contractual term.

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(dollars in thousands)	2024	2023
France	$50,472	$57,746
Germany	38,000	34,578
United Kingdom	32,136	35,579
Sweden	12,996	17,575
Other	8,804	9,465
Total Revenue, net	$142,408	$154,943

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2024 and 2023:

	December 31,	December 31,	January 1,
(dollars in thousands)	2024	2023	2023
Accounts receivable, net	$19,810	$30,238	$34,476
Deferred revenues	6,870	6,004	5,660
Customer deposits	277	323	697
Costs to obtain and fulfill a contract	$—	$350	$44

Accounts receivable, net includes $6.5 million and $10.8 million as of December 31, 2024 and 2023, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $5.2 million during the year ended December 31, 2024 that had been deferred as of December 31, 2023. The Company recognized revenue of $6.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

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

Performance Obligations

At the inception of each contract, the Company assesses the goods and services promised in the Company’s contracts and identifies each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of the Company’s business and transaction processing service contracts, revenues recognized as services are provided based on an appropriate input or output method, typically based on the related labor or transactional volumes.

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

When evaluating the transaction price, the Company analyzes, on a contract-by-contract basis, all applicable variable considerations. The nature of the Company’s contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. These amounts are estimated based on the expected amount to be provided to customers and reduce revenues recognized. The Company does not anticipate significant changes to the Company’s estimates of variable consideration.

Reimbursements from customers, such as postage costs, are included in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where a fixed monthly fee is received in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2024 in each of the future periods below:

(dollars in thousands)
2025	$6,668
2026	115
2027	87
Total	$6,870

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024 and 2023 were $0.2 million and $0.1 million, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2024 and 2023 were $0.6 million and $0.9 million, respectively.

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

The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value. Restructuring charges for the years ended December 31, 2024 and 2023 were $1.1 million and $4.3 million, respectively.

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

The Company engages in transactions (i.e. acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Therefore, judgment is required by the Company in assessing and estimating the tax consequences of these transactions. While the Company’s tax returns are prepared and based on the Company’ interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of the Company’s income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained. Refer to Note 13 — Income Taxes for further information.

Loss Contingencies

The Company reviews the status of each significant matter, if any, and assesses its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to loss contingencies, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position of the Company. The Company’s liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters.

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

Included as foreign exchange losses, net in the consolidated statements of operations are net exchange losses of $2.5 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

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

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of Common Stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options (3,420,329 as of December 31, 2024) in the calculation of diluted loss per share for the years ended December 31, 2024 and 2023, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Year Ended December 31,
(dollars in thousands, except share and per share amounts)	2024	2023
Net loss from continuing operations attributable to common stockholders (A)	$(6,533)	$(5,568)
Net loss from discontinued operations attributable to common stockholders (B)	(5,833)	(5,479)
Net loss attributable to common stockholders (C)	$(12,366)	$(11,047)

Weighted average common shares outstanding – basic and diluted (D)	30,166,102	22,535,920
Loss Per Share:
Basic and diluted - continuing operations (A/D)	$(0.22)	$(0.25)
Basic and diluted - discontinued operations (B/D)	(0.19)	(0.24)
Basic and diluted (C/D)	$(0.41)	$(0.49)

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

Refer to Note 14 — Employee Benefit Plans and Note 16 — Fair Value Measurement for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents and certain other financial instruments with highly rated financial institutions and limits the amount of credit exposure with any one financial institution. From time to time, the Company assesses the credit worthiness of its customers. Credit risk on trade receivables is minimized because of the large number of entities comprising the Company’s client base and their dispersion across many industries and geographic areas. The Company generally has not experienced any material losses related to receivables from any individual customer or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable, net. The Company does not have any significant customers that account for 10% or more of the total combined revenues.

Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The adoption had no impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). The Company has provided the required disclosure after adopting this standard. Refer to Note 22 — Segment Information for further discussion.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Option (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASC 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.

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

5.Inventories

Inventories, net consist of the following:

	December 31,
(dollars in thousands)	2024	2023
Finished goods	$5,585	$5,892
Allowance for obsolescence	(1,762)	(1,847)
Total inventories, net	$3,823	$4,045

Finished goods inventory includes $1.8 million and $1.8 million of allowance for obsolescence as of December 31, 2024 and 2023, respectively. The Company’s allowance for obsolescence is based on a policy developed by historical experience and management judgment.

6.Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
(dollars in thousands)	2024	2023
Billed receivables	$14,554	$20,584
Unbilled receivables	6,454	10,837
Less: Allowance for credit losses	(1,198)	(1,183)
Total accounts receivable, net	$19,810	$30,238

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the years ended December 31, 2024 and 2023 (all related to accounts receivables):

	December 31,
(dollars in thousands)	2024	2023
Balance at January 1, of the allowance for expected credit losses	$1,183	$824
Change in the provision for expected credit losses for the period	15	359
Balance at December 31, of the allowance for expected credit losses	$1,198	$1,183

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(dollars in thousands)	2024	2023
Prepaid postage	$86	$1,924
Government receivables	1,263	1,600
Prepaid maintenance	432	525
Deposits	392	492
Prepaid insurance	142	150
Other prepaids	1,913	1,859
Total prepaid expenses and other current assets	$4,228	$6,550

8.Leases

The Company leases numerous facilities in Europe. The Company facilities house general offices, sales offices, service locations, and production facilities. Substantially all of the Company’s operations facilities are leased under long-term leases with varying expiration dates, except for the 2 owned locations. The Company regularly obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

The Company’s ROU assets and lease liabilities as of December 31, 2024 and 2023 recorded on the consolidated balance sheets are as follows:

	December 31,
Consolidated balance sheets location (dollars in thousands)	2024	2023
Operating Lease
Operating lease right-of-use assets, net	$4,805	$5,206
Current portion of operating lease liabilities	1,734	1,562
Operating lease liabilities, net of current position	3,271	3,785
Finance Lease
Finance lease right-of-use assets, net (included in Property, plant and equipment, net)	4	55
Current portion of finance lease liabilities	12	91
Finance lease liabilities, net of current portion	—	23

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term
Operating Leases	1.79	2.58
Finance leases	0.36	0.17

Weighted-average discount rate
Operating Leases	13.1%	9.5%
Finance leases	9.6%	2.1%

The interest on financing lease liabilities was less than $0.1 million for each of the years ended December 31, 2024 and 2023, respectively. The amortization expense on finance lease ROU assets was $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
2025	$12	$2,210
2026	—	1,701
2027	—	1,449
2028	—	377
2029	—	206
2030 and thereafter	—	146
Total lease payments	12	6,089
Less: Imputed interest	—	(1,084)
Present value of lease liabilities	$12	$5,005

Total rental expense for all operating leases was $4.7 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the years ended December 31, 2024 and 2023.

(dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,001	$2,707
Financing cash flows from finance leases	99	251
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$2,919	$4,786
Finance leases	—	—

9.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	December 31,
(dollars in thousands)	(in Years)	2024	2023
Buildings and improvements	7 – 40	$8,770	$9,115
Leasehold improvements	Shorter of life of improvement or lease term	712	686
Machinery and equipment	5 – 15	6,935	7,033
Computer equipment and software	3 – 8	25,663	26,324
Furniture and Fixtures	5 – 15	7,855	7,765

Finance lease right-of use assets	Shorter of life of the asset or lease term	1,662	1,764
		51,597	52,687
Less: Accumulated depreciation and amortization		(40,325)	(39,876)
Total property, plant and equipment, net		$11,272	$12,811

Depreciation expense related to property, plant and equipment was $2.4 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

10.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	December 31, 2024
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	2.0	$2,960	$(2,241)	$719
Internally developed software	4.5	432	(30)	402
Outsource contract costs	—	719	(719)	—
Total intangibles, net		$4,111	$(2,990)	$1,121

	Weighted
	Average	December 31, 2023
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	3.0	$3,145	$(1,997)	$1,148
Outsource contract costs	1.0	768	(418)	350
Total intangibles, net		$3,913	$(2,415)	$1,498
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.8 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Estimated intangibles amortization expense for the three years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
2025	$451
2026	447
2027	89
2028	89
2029 and thereafter	45
Total	$1,121

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 22 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2024	Additions	Disposals	Impairments	Adjustments	2024
Bills and Payments	$9,971	$—	$—	$—	$(472)	$9,499
Technology	12,852	—	—	—	(685)	12,167
Total	$22,823	$—	$—	$—	$(1,157)	$21,666

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2023	Additions	Disposals	Impairments	Adjustments	2023
Bills and Payments	$9,602	$—	$—	$—	$369	$9,971
Technology	12,373	—	—	—	479	12,852
Total	$21,975	$—	$—	$—	$848	$22,823

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.

In connection with the completion of the annual impairment tests as of October 1, 2024 and 2023, the Company recorded no impairment charge to goodwill.

11.Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(dollars in thousands)	2024	2023
Accrued taxes (exclusive of income taxes)	$8,153	$5,892
Accrued employee related expenses	1,314	3,697
Accrued legal reserve for pending litigation	1,722	3,097
Accrued professional and legal fees	1,367	4,171
Accrued postage and shipping	497	2,635
Accrued facility related expenses	976	797
Other accruals	3,964	3,561
Total accrued liabilities	$17,993	$23,850

12.Debt

Secured Borrowing Facility

On August 25, 2020, certain entities entered into an agreement wherein amounts due from clients were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of €31.0 million (the “Secured Borrowing Facility”). The proceeds from the Secured Borrowing Facility were determined by the amounts invoiced to the Company’s clients. The amounts due from clients were recorded in accounts receivable and the amount due to the third party as a liability, presented under current portion of long-term debt on the consolidated balance sheets. The cost of the

Secured Borrowing Facility was 0.10% of newly assigned receivables with minimum of €0.1 million in annual fees and the Secured Borrowing Facility bore interest at Euribor rate plus 0.70% on the unpaid principal amount. During the years ended December 31, 2024 and 2023, the Company incurred interest expense of $0 and $0.6 million, respectively, related to the Secured Borrowing Facility. As of December 31, 2024 and 2023, the outstanding balances payable under the Secured Borrowing Facility were $0 and $0.1 million, respectively.

On September 15, 2023, the relevant entities entered into an amendment to the Secured Borrowing Facility (the “Amended Factoring Agreement”), as amended from time to time to convert the existing arrangement into a non-recourse factoring program wherein an unrelated third party (the “Factor”) shall provide financing to certain subsidiaries of the Company by purchase of certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The relevant entities shall have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable shall no longer be available to satisfy creditors of the relevant entities.

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

As of December 31, 2024, the Company’s outstanding factored accounts receivable amounted to $16.6 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.8 million and $0.3 million for the year ended December 31, 2024 and 2023 respectively, which is presented in interest expense, net on the consolidated statements of operations.

2019 Credit Agreement

In October 2019, a wholly-owned UK subsidiary of XBP Europe (the “UK Subsidiary”) entered into a secured credit agreement (the “2019 Credit Agreement”) with HSBC UK Bank plc (“HSBC”) for a £9.0 million Secured Credit Facility (the “Secured Credit Facility”) consisting of (i) a secured Term Loan A facility in an aggregate principal amount of £2.0 million (the “Term Loan A Facility”), (ii) a secured Term Loan B facility in an aggregate principal amount of £2.0 million (the “Term Loan B Facility”), and (iii) a secured revolving credit facility in an aggregate principal amount of £5.0 million (the “Revolving Credit Facility”). On December 21, 2022, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to affirm to extend the maturity of Term Loan A Facility and Term Loan B Facility to October 31, 2024 subject to compliance with financial covenants. On February 9, 2023, the UK Subsidiary amended its 2019 Credit Agreement, allowing the UK Subsidiary to extend the maturity of the Revolving Credit Facility to October 31, 2024 subject to compliance with financial covenants. The maturity of the Revolving Credit Facility has since been extended on various dates. On May 10, 2024, the maturity was further extended to August 31, 2025. During the year ended December 31, 2024, the Company has repaid outstanding amount of $1.9 million, $0.4 million, and $6.4 million under the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility, respectively and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2019 Credit Agreement. As of December 31, 2024, the Company had fully repaid the outstanding balance under the 2019 Credit Agreement. As of December 31, 2023, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $1.9 million, $0.4 million, and $6.4 million, respectively.

The 2019 Credit Agreement contained financial covenants including, but not limited to (a) a Combined Cashflow Coverage Ratio, which measured the ratio of (i) Combined Cashflow and (ii) Debt Service defined as finance charges in addition to mandatory repayments in respect to the 2019 Credit Agreement, (b) Combined Interest Coverage

Ratio, which measured the ratio of (i) Combined EBITDA to (ii) Combined Finance Charges, (c) a Combined Total Net Leverage Ratio, which measured the ratio of (i) Combined Net Indebtedness in respect to the last day of the most recent period to (ii) EBITDA, (d) Guaranteed Intragroup Balances, (e) the Loan to Market Value defined as the Facility A Loan outstanding to the market value of the property in each case, as defined in the 2019 Credit Agreement. The term “Combined” refers to the UK Subsidiary and its wholly-owned subsidiaries.

The 2019 Credit Agreement and indenture governing the Secured Credit Facility contained limitations on the ability of the UK subsidiary to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments (ii) substantial changes of the general nature of the business, (iii) acquisition of a company, (iv) enter a joint venture, (v) or effect a dormant subsidiary to commence trading or cease to satisfy the criteria of a dormant subsidiary.

The UK Subsidiary’s obligations under the 2019 Credit Agreement were jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly owned subsidiaries. The 2019 Credit Agreement and the 2022 Committed Facility Agreement (defined below) contained cross default provisions which relate to the UK Subsidiary and its subsidiaries, but not any other entities within the consolidated group.

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

The maturity of the Revolving Working Capital Loan Facility has since been extended on various dates subject to compliance with financial covenants. On May 10, 2024 the maturity was further extended to August 31, 2025. During the year ended December 31, 2024, the Company has repaid outstanding amount of $5.1 million under the 2020 Credit Agreement and accordingly wrote off the unamortized balance of less than $0.1 million of debt issuance cost related to the 2020 Credit Agreement. As of December 31, 2024, the Company had fully repaid the outstanding balance under the 2020 Credit Agreement. As of December 31, 2023, the Revolving Working Capital Loan Facility had an outstanding principal balance of $5.1 million.

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2019 Credit Agreement, including any financial covenants, pertaining to its financing arrangements.

2022 Committed Facility Agreement

In May 2022, the UK Subsidiary entered into a committed facility agreement (the “2022 Committed Facility Agreement”) with HSBC, which includes a term loan for £1.4 million to be used in refinancing a property owned by XBP Europe in Dublin, Ireland (the “Property”). At inception of the 2022 Committed Facility Agreement, the borrowing bore an interest rate equal to 3.5% per annum in addition to the Bank of England Base Rate. The maturity of the 2022 Committed Facility Agreement is May 2027. During the year ended December 31, 2024, the Company has repaid outstanding amount of $1.5 million under the 2022 Committed Facility Agreement. As of December 31, 2024, the Company had fully repaid the outstanding balance under the 2022 Committed Facility Agreement. As of December 31, 2023, the 2022 Committed Facility Agreement had an outstanding balance of $1.5 million.

The 2022 Committed Facility Agreement contained financial covenants including, but not limited to (a) a Combined Debt Service Coverage Ratio, which measured the cashflow less dividends, net capital expenditure, and taxation relative to the debt service for that relevant period, (b) interest cover, which measured EBITDA relative to the aggregate of (i) interest charges and (ii) interest element of finance leases in any relevant period, (c) Total Net Debt to EBITDA, which measured the total net debt relative to EBITDA for any relevant period, and (d) loan to market value, which measured the loan as a percentage of the aggregate market value of the Property. The term “Combined” refers to the UK subsidiary and its wholly-owned subsidiaries.

As of December 31, 2023, the UK Subsidiary was in compliance with all affirmative and negative covenants under the 2022 Committed Facility Agreement, including any financial covenants pertaining to its financing arrangements.

2024 Facilities Agreement

In June 2024, XBP Europe, Inc., a wholly-owned subsidiary of the Company, together with certain other subsidiaries (the “XBP Group”), entered into a Facilities Agreement (the “2024 Facilities Agreement”) with HSBC for a £15.0 million and €10.5 million Secured Credit Facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2024 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2024 Term Loan B Facility”, collectively with the 2024 Term Loan A Facility, the “2024 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “2024 Revolving Credit Facility”), and, together with the 2024 Term Loan Facilities, (the “2024 Senior Credit Facilities”). The 2024 Term Loan Facilities mature on June 26, 2028 and the 2024 Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. An additional £14.0 million of credit under the 2024 Revolving Credit Facility may be made available at HSBC’s discretion for specific purposes as per the 2024 Facilities Agreement.

The Company used the 2024 Term Loan Facilities to repay in full all outstanding indebtedness under the 2019 Credit Agreement, 2020 Credit Agreement and 2022 Committed Facility Agreement. The Company incurred $1.5 million in debt issuance costs related to the 2024 Facilities Agreement.

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

During the year ended December 31, 2024, the Company has drawn $3.9 million under 2024 Term Loan A Facility and $11.4 million under 2024 Term Loan B Facility, and repaid $8.7 million outstanding indebtedness under the 2019 Credit Agreement, $5.1 million outstanding indebtedness under the 2020 Credit Agreement and $1.5 million outstanding indebtedness under the 2022 Committed Facility Agreement. Accordingly, the Company wrote off the unamortized balance of less than $0.1 million of debt issuance costs related to the 2019 Credit Agreement and 2020 Credit Agreement.

During the year ended December 31, 2024, the Company repaid $0.4 million and $1.1 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively. As of December 31, 2024, the outstanding balance of the 2024 Term Loan A Facility and the 2024 Term Loan B Facility was $3.4 million and $9.8 million, respectively. The principal amount drawn under the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands with the remaining outstanding principal amount of £750 thousands payable at maturity along with accrued and unpaid interest. The principal amount drawn under the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands with the remaining outstanding principal amount of €2.625 million payable at maturity along with accrued and unpaid interest.

As of December 31, 2024, the Company has drawn £12.0 million under 2024 Revolving Credit Facility in Euros currency. As of December 31, 2024, the outstanding balance under the 2024 Revolving Credit Facility was $14.7 million.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of December 31, 2024, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

Debt Outstanding

As of December 31, 2024, and 2023, the following debt instruments were outstanding:

	December 31,	December 31,
(dollars in thousands)	2024	2023
2024 Term Loan A Facility(1)	$3,198	$—
2024 Term Loan B Facility(2)	9,276	—
Term loan	—	3,785
2024 Revolving Credit Facility(3)	14,218	—
Revolvers(4)	2,233	12,767
Secured borrowings under Securitization Facility	—	74
Total debt	28,924	16,626
Less: Current portion of long-term debt	4,958	3,863
Long-term debt, net of current maturities	$23,966	$12,763
(1)	Net of unamortized debt issuance costs of $0.2 million as of December 31, 2024.
(2)	Net of unamortized debt issuance costs of $0.5 million as of December 31, 2024.
(3)	Net of unamortized debt issuance costs of $0.5 million as of December 31, 2024.
(4)	Includes $2.2 million and $1.3 million of outstanding balance under working capital loan as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, maturities of long-term debt are as follows:

(dollars in thousands)	Maturity
2025	$5,166
2026	2,933
2027	17,671
2028	4,400
2029 and thereafter	—
Total debt	30,170
Less: Unamortized discount and debt issuance costs	1,246
Total maturities of long-term debt	$28,924

13.Income Taxes

The income tax provision consists of the following:

	Years ended December 31,
(In thousands)	2024	2023
Current income taxes
Federal	$—	$—
State	—	—
Foreign	2,664	1,028
Total Current	$2,664	$1,028

Deferred income taxes
Federal	$—	$—
State	—	—
Foreign	247	(422)
Total Deferred	$247	$(422)
Total income tax provision	$2,911	$606

The following represents the domestic and foreign components of loss before income tax provision:

	Years ended December 31,
(In thousands)	2024	2023
U.S.	$(5,326)	$(3,199)
Foreign	1,704	(1,763)
Total	$(3,622)	$(4,962)

At December 31, 2024, gross deferred tax assets totaled approximately $28.1 million while gross deferred tax liabilities totaled approximately $1.6 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The Company has gross US NOLs of $1.1 million and gross foreign NOLs of $80.8 million. Applying jurisdictional tax rates, the total tax-effected US and foreign NOLs are $0.2 million and $19.5 million, respectively. The US NOLs do not expire. The amount of foreign NOLs expiring beginning in 2025 is $1.0 million gross or $0.2 million tax-effected. The remaining foreign NOLs do not expire.

Significant components of the Company’s deferred taxes assets (liabilities) are as follows:

	Years ended December 31,
(In thousands)	2024	2023
Deferred income tax assets:
Property, plant, and equipment	$362	$638
Defined benefit liability	2,846	3,431
Bad debt reserve	197	192
Inventories	166	168
Accrued liabilities	3,114	2,312
Accrued pension liabilities	674	716
Operating lease liabilities	1,086	1,183
Net operating loss	19,701	19,718
Total deferred income tax assets	$28,148	$28,358

Deferred income tax liabilities:
Operating lease right of use assets	$(1,028)	$(1,141)
Intangible assets	(551)	(550)
Total deferred income tax liabilities	$(1,579)	$(1,691)

Valuation allowance	(19,543)	(19,856)
Total net deferred income tax assets	$7,026	$6,811

A reconciliation of the significant differences between the federal statutory income tax and the effective income tax on pretax loss is as follows:

	Years ended December 31,
(In thousands)	2024	2023
Tax expense at statutory rate	$(761)	$(1,042)
Foreign rate difference	226	(1,625)
Return to provision adjustments	600	(624)
GILTI	625	—
Rate change	180	(924)
Change in valuation allowance	846	4,117
PY Deferred True Up	10	—
Permanent differences	361	(75)
Unrecognized tax benefits	816	684
Other	9	95
Income tax expense	$2,911	$606

The Company believes that based upon the range of data reviewed, no uncertain tax positions have been identified for the years ended December 31, 2024 and 2023.

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on the Company’s current analysis and pending future guidance to be issued by Treasury, the Company does not believe these provisions will have a material impact on the Company’s consolidated financial statements.

The Company adopted the provision of accounting for uncertainty in income taxes in the Topic of the ASC 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, were $1.1 million and $0.7 million at December 31, 2024, and 2023, respectively. No interest and penalties have been recognized since the liability can be settled with net operating losses.

Total amounts of unrecognized tax benefits as of December 31, are as follows (in thousands):

	Years ended December 31,
(In thousands)	2024	2023
Unrecognized tax benefits—January 1,	$684	$—
Gross increases—tax positions in prior period	632	684
Gross decreases—tax positions in prior period	(179)	—
Gross increases—tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits—December 31,	$1,138	$684

14.Employee Benefit Plans

U.K. Pension Plan

Two of the Company’s subsidiaries in the United Kingdom provide pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid depending upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or December 31, 2015. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles.

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

Asterion Pension Plan

In 2018, Exela Technologies Holding GmbH (through the Asterion Business Combination), acquired the obligation to provide pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid depending upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or April 10, 2018.

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of period	$64,289	$61,770
Service cost	34	37
Interest cost	2,997	3,050
Actuarial gain	(5,669)	(1,019)
Benefits paid	(2,296)	(2,577)
Foreign-exchange rate changes	(1,169)	3,028
Benefit obligation at end of year	$58,186	$64,289

Change in Plan Assets:
Fair value of plan assets at beginning of period	$52,081	$45,694
Actual (loss) return on plan assets	(3,817)	3,559
Employer contributions	2,744	2,993
Benefits paid	(2,193)	(2,473)
Foreign-exchange rate changes	(968)	2,308
Fair value of plan assets at end of year	47,847	52,081
Funded status at end of year	$(10,339)	$(12,208)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net(a)	$(10,339)	$(12,208)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial gain	(87)	(3,331)
Net prior service costs	—	(124)
Net amount recognized in accumulated comprehensive loss, net of tax	$(87)	$(3,455)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$58,186	$64,289
Aggregate accumulated benefit obligation	$58,186	$64,289
Aggregate fair value of plan assets	$47,847	$52,081
(a)	Combined balance of $10.3 million as of December 31, 2024 includes pension liabilities (assets) of $8.5 million, $1.4 million, $1.2 million and ($0.8) million under UK, Asterion, German and Norway pension plans, respectively. Combined balance of $12.2 million as of December 31, 2023 includes pension liabilities (assets) of $10.1 million, $1.6 million, $1.5 million and $(1.0) million under UK, Asterion, German and Norway pension plans, respectively.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2024, and 2023, the Company had actuarial gain of $(0.2) million and $(0.2) million, respectively, which is net of a deferred tax benefit of $1.9 million and $1.3 million for December 31, 2024, and 2023, respectively.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
(dollars in thousands)	2024	2023
Service cost	$34	$37
Interest cost	2,997	3,050
Expected return on plan assets	(2,938)	(2,717)
Amortization
Amortization of prior service cost	—	124
Amortization of net loss	1,233	1,664
Net periodic benefit cost	$1,326	$2,158

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within pension income, net. Service cost is recorded within cost of revenue.

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the UK, Germany, and Norway respectively. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 15 years. Similarly, the Company used the Projected Unit Credit Method for the German Plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of the Company’s defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan’s benefit formula, unless an employee’s service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2024	2023	2024	2023	2024	2023	2024	2023

(dollars in thousands)	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.60%	4.80%	3.50%	3.16%	3.90%	3.10%	3.50%	3.16%
Rate of compensation increase	N/A	N/A	N/A	N/A	4.00%	3.50%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.80%	5.00%	3.50%	3.16%	3.90%	3.00%	3.50%	3.16%
Expected asset return	5.68%	5.87%	N/A	N/A	4.80%	4.45%	3.50%	3.16%
Rate of compensation increase	N/A	N/A	N/A	N/A	4.00%	3.50%	N/A	N/A

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

The Company assumed a weighted average expected long-term rate of return on plan assets for the UK scheme of 5.68%. The Company long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet dates. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet dates.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.5%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

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

The Company’s investment policy related to the UK defined benefit plan is to continue to maintain investments in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the fund. No specific targeted allocation percentages have been set by category, but are set at the direction and discretion of the plan trustees. The weighted average allocation of plan assets by asset category is as follows:

	Year Ended December 31,
	2024	2023
U.K. and other international equities	32.8%	27.3%
U.K. government and corporate bonds	4.6	5.1
Diversified growth fund	20.8	15.1
Liability driven investments	36.5	50.9
Multi-asset credit fund	5.3	1.6
Total	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2024 and 2023:

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$1,386	$1,386	$—	$—
Equity funds:
U.K.	14,317	—	14,317	—
Fixed income securities:
Corporate bonds/U.K. Gilts	2,205	—	2,205	—
Other investments:
Diversified growth fund	9,949	—	9,949	—
Liability driven investments	17,465	—	17,465	—
Multi-asset credit fund	2,525	—	2,525	—
Total fair value	$47,847	$1,386	$46,461	$—

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$941	$941	$—	$—
Equity funds:
U.K.	13,297	—	13,297	—
Fixed income securities:
Corporate bonds/U.K. Gilts	2,671	—	2,671	—
Other investments:
Diversified growth fund	7,846	—	7,846	—
Liability driven investments	26,488	—	26,488	—
Multi-asset credit fund	838	—	838	—
Total fair value	$52,081	$941	$51,140	$—

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

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.7 million and $3.0 million to its pension plans during the years ended December 31, 2024 and 2023, respectively. The Company has fully funded the pension plans for 2024 based on current plan provisions. The Company expects to contribute $2.7 million to the pension plans during 2025, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follow:

Estimated
Benefit
(dollars in thousands)	Payments
Year ended December 31,
2025	$2,730
2026	2,748
2027	3,064
2028	3,473
2029	3,282
2030 – 2034	18,136
Total	$33,433

15.Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Company Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the Labor Court on June 9, 2022. Conciliation hearings at the Labor Court were held on September 27, 2022, December 13, 2022, March 7, 2023, September 5, 2023, November 14, 2023, December 5, 2023, and February 5, 2024.

In March 2023, 67 claimants (after the in principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million. However, the court’s decision did not increase the Company’s anticipated exposure for the overall claim.

The Company has appealed against the decision (and paid the amount of $1.1 million to 66 of the 67 claimants, as settlement agreement in principle was subsequently reached with one further claimant on November 10, 2023 pending the appeal). Since the majority of the claimants concluded settlement agreements with the Company, the appeal proceedings pertain only to 15 remaining claimants who have not settled. The next hearing, pertaining only to the remaining claimants who have not concluded settlement agreements with the Company, is scheduled for June 2, 2025.

In addition to the above, the substantive hearing was held on February 16, 2024 and a decision was made on June 28, 2024. The Company has appealed the decision from that substantive hearing.

The Company reached a number of settlements with 56 claimants prior to the court’s June 2024 decision and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remain to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company has appealed the decision. The Company accrued $1.0 million and $2.2 million in accrued liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, respectively, based on the estimate of the range of possible losses.

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

16.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of December 31, 2024 and 2023, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

As of December 31, 2024 and 2023, the Company determined the fair value of Private Warrants’ liability as $7 thousand and less than $0.1 million, respectively, included in the other long-term liabilities in the consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$50	$647
Change in the fair value of the private warrants liability	(43)	(597)
Balance at end of period	$7	$50

17.Stock-Based Compensation

XBP Europe 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe approved and adopted XBP Europe’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe’s 2024 Annual Meeting of Stockholders. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, XBP Europe is authorized to issue up to 5,520,270 shares of common stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of XBP Europe’s broader compensation strategy and philosophy. Awards granted under the 2024 Equity Plan will be granted upon terms approved by XBP Europe’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of December 31, 2024, there were no shares of XBP Europe’s common stock issued under the XBP 2024 Equity Plan. However, restricted stock unit and stock options were issued under the XBP 2024 Equity Plan.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a less than a year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the year ended December 31, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Granted	3,325,329	$1.24
Forfeited	—	—
Vested	—	—
Outstanding Balance as of December 31, 2024	3,325,329	$1.24	2.19

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require no less than a four (4) year ratable vesting period. Stock option activity for the year ended December 31, 2024 is summarized in the following table:

Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Granted	95,000	$0.58	$
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding Balance as of December 31, 2024(1)	95,000	$0.58	$1.31	3.33

(1)	None of the outstanding options are exercisable as of December 31, 2024. Exercise prices of all of the outstanding options as of December 31, 2024 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of December 31, 2024, there was $2.6 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $1.6 million related to restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan for the year ended December 31, 2024.

18.Warrants

As of December 31, 2024, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement Warrants	135,000	11.50	03/11/2021	11/29/2028
Forward Purchase Warrants	250,000	11.50	03/11/2021	11/29/2028
Public Warrants	6,249,980	11.50	03/11/2021	11/29/2028
Total	6,634,980

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

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

19.Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 shares of Common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of December 31, 2024, there were 30,166,102 shares of Common stock issued and outstanding, respectively.

20.Restructuring

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

The Company’s restructuring activity and balance of the restructuring liability is as follows:

	December 31,
(dollars in thousands)	2024	2023
Balance at January 1,	$5,267	$2,036
Restructuring charges	1,051	4,297
Payment of benefits	(4,634)	(1,066)
Balance at December 31,	$1,685	$5,267

As of December 31, 2024 and 2023, the current portion of the restructuring liability was $1.7 million and $5.3 million respectively, and was included in accrued compensation and benefits in the consolidated balance sheets.

21.Related Parties

The components of related party expense in the consolidated statements of operations are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2024	2023
Related party shared services	$3,584	$3,515
Related party royalty	—	631
Related party service fee	1,517	487
Total related party expense	$5,101	$4,633

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the consolidated statements of operations include sales to affiliates of ETI of $0.4 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Purchases

During the historical periods presented, the Company purchased high-speed scanners and related products from non-XBP Europe subsidiaries of ETI. These purchases totaled $0.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

Shared Service Center Costs

The historical costs and expenses reflected in the Company’s financial statements include costs for certain shared service functions historically provided by the non-XBP Europe subsidiaries of the Company’s parent, ETI, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTE’s), formal agreements between XBP Europe and subsidiaries of ETI, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and all costs of operating XBP Europe during the periods presented.

The allocated shared service expenses and general corporate expenses for the years ended December 31, 2024 and 2023 were $3.6 million and $3.5 million, respectively, and are included in the related party expenses in the consolidated statements of operations.

In the opinion of management of ETI and the Company, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the years ended December 31, 2024 and 2023. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Royalty Expenses

During the historical periods presented, subsidiaries of the Company’s parent, ETI, charged royalty fees for allowing the Company to use tradenames and trademarks owned by subsidiaries of ETI. The Company incurred royalty expense of $0 and $0.6 million for the years ended December 31, 2024 and 2023, respectively, included in related party expense within the consolidated statements of operations.

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022 the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred total fees of $1.5 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Note Receivable

The Company entered into an Intercompany Loan Agreement with an affiliate of ETI on January 1, 2016, where the Company agreed to lend up to €20 million to the affiliate. The related party note receivable had a six year term with the option to extend for an additional one year term and bore annual interest of 9.5%, due at the end of the term. On January 1, 2023, the Company amended its Intercompany Loan Agreement, extending the maturity of the Intercompany

Loan Agreement to December 31, 2023. In accordance with the Ultimate Parent Support Agreement, related party note receivable was eliminated at Closing against related party payables with a residual amount recorded to additional paid-in capital. No related party note receivable was recorded in the consolidated balance sheets as of December 31, 2024 and 2023. The consolidated statements of operations included $0 related party interest income for both the years ended December 31, 2024 and 2023.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in Great British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to December 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result no related party notes payable was recorded in the consolidated balance sheets as of December 31, 2024 and 2023. The consolidated statements of operations included related party interest expense of $0 and $1.4 million for the years ended December 31, 2024 and 2023, respectively, in the related party interest expense, net.

Further, the Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 6.0%, due at the end of the term. The consolidated balance sheets included $1.5 million and $1.5 million new related party notes payable as of December 31, 2024 and 2023, respectively. The consolidated statements of operations included $0.1 million and less than $0.1 million, of related party interest expense for the years ended December 31, 2024 and 2023, respectively, in the related party interest expense, net.

Related Party Payables and Related Party Notes Payables Balances with Affiliates

Related party payables and related party notes payables balances with affiliates as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Related party payables	Related party notes payable	Related party payables	Related party notes payable
ETI	$5,443	$1,451	$13,012	$1,542

22.Segment Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with its clients. The Company is organized into two segments: Bills and Payments and Technology.

Bills and Payments

The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. It offers automation of Accounts Payable (“AP”) and Accounts Receivables (“AR”) processes and through its platform, XBP, seeks to integrate buyers and suppliers across Europe. This business unit also includes the Company’s digital transformation revenue, which is both project based and recurring.

Technology

The Technology business unit primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services.

The CODM of the Company is the Company’s Chief Executive Officer. The CODM reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general, and administrative expenses, depreciation and amortization, interest expense and foreign exchange losses, net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented.

In accordance with applicable accounting guidance, the results of the disposable group are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Note 3 - Discontinued Operations of the notes to consolidated financial statements.

A reconciliation of segment profit to net loss before income taxes is presented below.

	Year ended December 31, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.4 million)	$101,850	$40,922	$142,772
Cost of revenue (including related party cost of revenue of $0.0 million, exclusive of depreciation and amortization)	85,455	19,059	104,514
Segment profit	16,395	21,863	38,258
Selling, general and administrative expenses (exclusive of depreciation and amortization)			26,525
Related party expense			5,101
Depreciation and amortization			3,160
Interest expense, net			6,232
Related party interest expense, net			90
Foreign exchange losses, net			2,520
Changes in fair value of warrant liability			(43)
Pension income, net			(1,705)
Net loss before income taxes			$(3,622)

	Year ended December 31, 2023
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.2 million)	$110,458	$44,719	$155,177
Cost of revenue (including related party cost of revenue of $0.1 million, exclusive of depreciation and amortization)	95,572	19,738	115,310
Segment profit	14,886	24,981	39,867
Selling, general and administrative expenses (exclusive of depreciation and amortization)			31,173
Related party expense			4,633
Depreciation and amortization			2,944
Interest expense, net			5,035
Related party interest expense, net			1,971
Foreign exchange losses, net			599
Changes in fair value of warrant liability			(597)
Pension income, net			(929)
Net loss before income taxes			$(4,962)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such review and evaluation, our CEO and our CFO have concluded that as of December 31, 2024, our internal controls were effective at the reasonable assurance level for this purpose.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of the board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

Management, with participation of the CEO and CFO, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting were effective as of December 31, 2024.

Remediation of Previously Reported Material Weakness

As previously disclosed, we identified a material weakness related to ineffective review controls over the financial statement closing process and the order-to-cash process, including the review of new agreements and work orders.

In response, and as part of the remediation plan, management under the overall SOX controls framework brought about a higher focus on the order-to-cash and the financial close and reporting process controls, expanded the Risks and Controls Matrix (RACM) language to address documentation gaps on control descriptions, designed and implemented specific period closure checklists to strengthen review controls for the financial close and reporting process, added experienced personnel across financial close and reporting and order-to-cash sub-processes, and established a Center of Excellence (COE) to strengthen the controls environment. As aforementioned, the effectiveness of the financial close and reporting and order-to-cash controls was tested and found to be effective. We have therefore concluded that the material weaknesses were remediated as of December 31, 2024.

We believe these efforts will enhance our financial reporting controls, though we may need to continue reviewing and modifying them as necessary in the future.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” “Insider Trading Policy” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this Annual Report.

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

10.2

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

10.4		Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to CF VIII’s Form S-1/A, filed with the SEC on March 10, 2021).
10.5

Facilities Agreement, dated June 26, 2024, by and among (i) XBP Europe, as Parent and Guarantor, (ii) Exela Technologies Limited and Banctec Holdings N.V., as Borrowers and Guarantors, (iii) certain subsidiaries of the XBP Group named in the Facilities Agreement, as Guarantors and (iv) HSBC UK Bank plc, as Lender, Administrative Agent and Security Agent under the Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 28, 2024).

10.6		XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).
10.7

Form of Restricted Stock Unit Grant Notice and Agreement under the XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).

10.8

Form of Option Grant Notice and Agreement under the XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).

10.9		XBP Europe Holdings, Inc. Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).
16.1

Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated December 20, 2023 (incorporated by referenced to Exhibit 16.1 to the Company’s Form 8-K, filed with the SEC on December 21, 2023.

19.1*		Insider Trading Policy
21.1*		List of subsidiaries of the Company.
23.1*		Consent of UHY LLP, independent registered public accounting firm of the Company.
24.1		Power of Attorney (included on the signature page of this report).

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by referenced to Exhibit 97.1 to the Company’s Form 10-K for the period ended December 31, 2023, filed with the SEC on April 1, 2024).
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated:	By:	/s/ Andrej Jonovic
March 19, 2025		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

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

Dated:	By:	/s/ Andrej Jonovic
March 19, 2025		Andrej Jonovic, Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
March 19, 2025		Dejan Avramovic, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	By:	/s/ Par Chadha
March 19, 2025		Par Chadha, (Director and Executive Chairman)

Dated:	By:	/s/ Martin P. Akins
March 19, 2025		Martin P. Akins, (Director)

Dated:	By:	/s/ J. Coley Clark
March 19, 2025		J. Coley Clark, (Director)

Dated:	By:	/s/ James G. Reynolds
March 19, 2025		James G. Reynolds, (Director)