Form 10-K/A
period 2024-12-31
XBP Europe Holdings, Inc.
filed 2025-04-30
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting and non-voting shares of common stock held by non-affiliates of the Registrant was approximately $52,790,679, computed by reference to the price at which such common stock was last sold as of June 30, 2024, (based on a closing price of $1.75).

As of April 29, 2025, the Registrant had 35,915,548 shares of common stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
UHY LLP	Sterling Heights, Michigan	1195

EXPLANATORY NOTE

On March 19, 2025, XBP Europe Holdings, Inc. filed its Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended December 31, 2024 (“Fiscal 2024”). The Original Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

Our definitive proxy statement for the 2025 annual meeting of stockholders will not be filed within 120 days of the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	delete the reference on the cover of the Original Report to the incorporation by reference of portions of our proxy statement into Part III of the Original Report;
●	amend Part II, Item 9B to include additional information relevant to the disclosures in Part III of this Amendment (this is the only amendment to Part II);
●	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Report to include the information omitted from the Original Report;
●	amend Item 15 (Exhibits and Financial Statement Schedules to include the document described in amended Part II, Item 9B; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because this Amendment does not contain or amend any disclosure with respect to paragraphs 3, 4, and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Report except as explicitly set forth in Item 9B or in Part III does not reflect any events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s filings made with the SEC subsequent to the filing of the Original Report.

Capitalized terms used but not defined herein shall have the same meaning as those given to them in the Original Report.

PART II

ITEM 9B.OTHER INFORMATION*

On April 29, 2025, our Board of Directors adopted an Executive Severance and Change in Control Plan (the “Severance Plan”) applicable to our named executive officer employees. The description of the material terms of the Severance Plan set forth in Part III, Item 11, Executive Compensation—Narrative to Summary Compensation Table—Compensation Developments contained in this Amendment are incorporated herein by reference. A copy of the Severance Plan is filed as an Exhibit to this Amendment.

*This is the only item being amended in Part II. There is no change to the information previously reported in Item 9B of the Original Report.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The Company has three classes of directors serving staggered three-year terms, with each of Class I and II consisting of two directorships, and Class III consisting of one directorship. The terms of the Class I, II and III directorships expire on the date of the Annual Meeting to be held for 2027, 2025, and 2026, respectively.

Name	Age	Class	Positions and Offices Held with the Company
Martin P. Akins	58	I	Director
J. Coley Clark	79	I	Director
Andrej Jonovic	44	II	Director, Chief Executive Officer
James G. Reynolds	56	II	Director
Par S. Chadha	70	III	Director, Executive Chairman

Following are brief biographical sketches of each of our directors, including his experience, qualifications, attributes and skills, which, taken as a whole, have enabled the Board to conclude that each such director should, in light of the Company’s business and structure, serve as a director of the Company.

Class I Directorship — Term Expiring in 2027

Martin P. Akins

Director Since: November 2023

Business Experience: Mr. Akins has served as a director of the Company since the consummation of the Business Combination. Mr. Akins also served as a director of ETI from July 2019 until March 2025. Prior to that, Mr. Akins worked at publicly traded Express Scripts Holding Company (“Express Scripts”), a Fortune 25 company and the largest independent pharmacy benefit management company in the United States. In December of 2018, Express Scripts merged with Cigna Corporation. As Senior Vice President and General Counsel at Express Scripts, Mr. Akins served as the chief legal advisor and was also a member of Express Scripts’ senior executive team where he advised the CEO and outlined strategy to the board of directors. Mr. Akins was at Express Scripts from 2001 through 2019, serving in various legal capacities including Vice President, Deputy General Counsel and Associate General Counsel. Prior to his time at Express Scripts, Mr. Akins was with the Polsinelli law firm. Mr. Akins began his legal career with the firm Thompson Coburn LLP. He received his Juris Doctorate from the University of Illinois College of Law.

J. Coley Clark

Director Since: November 2023

Business Experience: J. Coley Clark has served as a director of the Company since the consummation of the Business Combination. Mr. Clark also served as a director of ETI from December 2019 until March 2025. Mr. Clark is the retired Chief Executive Officer and Chairman of the board of BancTec, Inc., a global provider of document and payment processing solutions, and former member of the board of directors of Moneygram International, Inc. At BancTec, Inc., Mr. Clark was Co-Chairman of the board from 2014 to December 2016, and Chairman of the board and Chief Executive Officer from September 2004 to 2014. In 2004, Mr. Clark retired from Electronic Data Systems Corporation, or EDS, an outsourcing services company that was acquired by Hewlett-Packard in 2008, as Senior Vice President and head of the Financial and Transportation Industry Group. Mr. Clark joined EDS in 1971 in the Systems Engineering Development Program and progressed through a variety of technical, sales and management roles related to the financial and insurance industries. Prior to his time at EDS, Mr. Clark served three years in the U.S. Army, attaining the rank of Captain, and served as a company commander in Europe and Southeast Asia. Mr. Clark received a Bachelor of Arts in Sociology from the University of Texas.

Class II Directors — Term Expiring in 2025

James G. Reynolds

Director Since: November 2023

Business Experience: Mr. Reynolds has served as a director of the Company since the consummation of the Business Combination. Mr. Reynolds was ETI’s Chief Financial Officer from the closing of the business combination among ETI, SourceHOV Holdings, Inc. (“SourceHOV“), and Novitex Holdings, Inc. on July 12, 2017 (“Novitex Business Combination“) until May 2020. Mr. Reynolds served as a director of ETI from July 2017 until March 2025. Mr. Reynolds served as Co-Chairman of SourceHOV from 2014 until the closing in 2017. Mr. Reynolds was also the Chief Operating Officer and a Partner at Handson Global Management (“HGM”), bringing over 25 years of industry experience to the team. Prior to HGM Mr. Reynolds held numerous executive management or senior advisory positions at SourceHOV and its related subsidiaries and predecessor companies, including serving as Chief Financial Officer for HOV Services, LLC from 2007 to 2011 and Vice President and Corporate Controller for Lason Inc. from 2001 to 2006. Mr. Reynolds was a Senior Manager in the Business Advisory Services Practice at PricewaterhouseCoopers from 1990 to 2001. Mr. Reynolds is a C.P.A. and holds a B.S. in Accounting from Michigan State University.

Andrej Jonovic

Director Since: November 2023

Business Experience: Mr. Jonovic has served as a director and as the Chief Executive Officer of the Company since the consummation of the Business Combination. Mr. Jonovic is responsible for the development and execution of business strategy, shaping the company culture and enhancing shareholder value. Mr. Jonovic has served as the Executive Vice President, Business Strategy and Corporate Affairs of ETI from July 2017 until late 2023, where he was responsible for the oversight of several companywide functions, including M&A and strategic transactions, legal affairs, human resources, marketing and the Digital Assets Group. Mr. Jonovic has transitioned out of his role at ETI and his primary role is as Chief Executive Officer of the Company. Since 2014 Mr. Jonovic has also served as a managing director in HGM, based in London, and oversaw the integration of BancTec, Inc.’s European operations with SourceHOV following their combination in October 2014. Earlier in his career, Mr. Jonovic was an associate at Freshfields Bruckhaus Deringer, LLP, a global law firm headquartered in London. Mr. Jonovic holds a bachelor’s degree in International Studies from The American University, Washington D.C., and a law degree from the London School of Economics and Political Science. Mr. Jonovic is registered with the Law Society of England and Wales however is not currently practicing. Mr. Jonovic is the son-in-law of Par Chadha, our Executive Chairman.

Class III Director — Term Expiring in 2026

Par S. Chadha

Director Since: November 2023

Business Experience: Mr. Chadha has served as a director and as the Executive Chairman of the Company since the consummation of the Business Combination. Mr. Chadha is also the Executive Chairman of ETI and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha served as the Chairman of ETI since the closing of the Novitex Business Combination and most recently became Executive Chairman of ETI in September 2021. He also served as Chairman of SourceHOV from 2011 to July 2017 when it was acquired by ETI, and was Chairman of Lason Inc. from 2007 to 2011 until its merger with SourceCorp, a predecessor company of SourceHOV. Mr. Chadha currently serves as the Chairman of HOV Services Limited (NSE:HOVS), a company listed on the National Stock Exchange of India. He previously held this position from 2009 to 2011 and has otherwise served as a director since 2005. Mr. Chadha is co-founder of Rule 14, LLC, an artificial intelligence led automation company formed in 2011. During his career, Mr. Chadha has been a co-founder of technology companies in the fields of metro optical networks, systems-on-silicon, and communications. Mr. Chadha previously participated in director and executive roles in portfolio companies of HGM and currently holds and manages investments in evolving financial technology, health technology and AI industries. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India. Mr. Chadha is the father-in-law of Andrej Jonovic.

Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of the date of this Amendment:

Name	Age	Positions Held
Par Chadha	70	Executive Chairman
Andrej Jonovic	44	Chief Executive Officer
Dejan Avramovic	41	Chief Financial Officer
Vitalie Robu	53	President

Following are brief biographical sketches of each of our executive officers, including his experience, qualifications, attributes and skills. Biographical information about Messrs. Chadha and Jonovic is provided above.

Dejan Avramovic

Business Experience: Mr. Avramovic has served as Chief Financial Officer of the Company since the consummation of the Business Combination. Mr. Avramovic is responsible for finance, accounting, financial reporting, internal controls and investor relations. Previously, Mr. Avramovic served in various finance positions continuously since joining affiliates of ETI in May 2017, including most recently as Senior Vice President, Global Finance, from July 2019 until November 2023. Mr. Avramovic’s prior experience includes eleven years of public company audit and transaction advisory services at Deloitte & Touche LLP, a global accounting and advisory firm. Mr. Avramovic holds an undergraduate degree in accounting from Chicago State University and an M.B.A. degree from the University of Chicago Booth School of Business. Mr. Avramovic is a registered Certified Public Accountant; however, the license is currently inactive.

Vitalie Robu

Business Experience: Mr. Robu has served as the President of the Company since the consummation of the Business Combination. Previously, Mr. Robu served as the President of the EMEA region of ETI from January 2019 until November 2023 and served as Chief Operating Officer of the EMEA region since the Novitex Business Combination until January 2019. As President of the Company, Mr. Robu is responsible for all sales, operations and business strategy functions across the EMEA region. Mr. Robu specializes in transaction processing services, technology products, and software solutions, and has over 25 years of international management experience in the private and public sectors. Prior to the Novitex Business Combination, he served as Senior Vice President, Operations for the European region of SourceHOV from 2014. From 2010 to 2014, Mr. Robu held the position of President and Executive Director of DataForce UK, a business process outsourcing and software provider that was part of SourceHOV. Prior to joining the SourceHOV group, Mr. Robu served as Manager of Investment and Insurance Products for Citibank EMEA in London from 2007 to 2010. Mr. Robu has degrees in International Relations from the National School for Political Studies, Bucharest and Physics from the State University of Moldova, and earned an MBA from IMD — International Institute for Management Development, Lausanne.

Committees of the Board of Directors

The Board has three standing committees: an audit committee, a compensation committee and a nominating committee. The Company may from time to time establish other committees. Copies of the charters for each committee are available on the Investor Relations — Governance - Documents & Charters section of our website at investors.xbpeurope.com. These documents are also available upon written request to: Investor Relations, XBP Europe Holdings, Inc., 2701 E. Grauwyler Road, Irving, Texas 75061. Information concerning these committees is set out below.

Audit Committee

Our Board has established an audit committee (the “Audit Committee”) in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of James G. Reynolds, J. Coley Clark, and Martin P. Akins. Mr. Reynolds serves as the chairperson of the Audit Committee. James G. Reynolds, J. Coley Clark and Martin P. Akins are each independent within the meaning of Section 5605(a)(2) of the Nasdaq Marketplace Rules and meet the additional test for independence for Audit Committee members imposed by the SEC, regulation and Section 5605(c)(2)(A) of the Nasdaq Marketplace Rules. The Board has determined that each of Mr. Reynolds, Mr. Clark and Mr. Akins are financially literate and that Mr. Reynolds qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee

The members of our compensation committee (the “Compensation Committee”) consist of James G. Reynolds, J. Coley Clark, and Martin P. Akins. Mr. Clark serves as the chairperson of the Compensation Committee. Under the Nasdaq Listing Rules, we are required to have at least two members on the Compensation Committee. The Nasdaq Listing Rules require that the Compensation Committee of a listed company (other than that of a “controlled company,” which the Company is) be composed solely of independent directors, and each of James G. Reynolds, J. Coley Clark and Martin P. Akins qualify as independent directors under applicable rules.

Nominating and Corporate Governance Committee

The members of our nominating committee (the “Nominating Committee”) consist of James G. Reynolds, J. Coley Clark, and Martin P. Akins. Mr. Reynolds serves as the chairperson of the Nominating Committee. The Nasdaq Listing Rules require that the Nominating Committee of a listed company (other than that of a “controlled company,” which the Company is) be composed solely of independent directors, and each of James G. Reynolds, J. Coley Clark and Martin P. Akins qualify as independent directors under applicable rules. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, since such procedures were last announced by the Company.

Code of Ethics

The Board has adopted a code of business conduct and ethics (“Code of Ethics”) that applies to all of the Company’s directors, officers, and employees in accordance with applicable federal securities laws. The Code of Ethics is available on the Corporate Governance section of the Company’s website at www.xbpeurope.com. The Company intends to post on the Corporate Governance section of the Company’s website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Ethics.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, director qualifications, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees.

Insider Trading Policy

The Board has adopted an insider trading policy that applies to our employees, directors, and certain consultants. This policy prohibits, among other things, trading of the company securities engaging in transactions in our securities while in possession of material, non-public information, trading during specified blackout periods and engaging in short sales of company securities. Our insider trading policy does not specifically address trading by the Company itself. However, the term “insider” as used in the policy can be interpreted broadly, and we would interpret it to apply to the Company if we were to engage in a repurchase program or other corporate transaction which would in any event be subject to internal review and approval processes designed to prevent trading on material nonpublic information.

Pursuant to our insider trading policy, we discourage our employees, directors, and officers from engaging in hedging transactions, including the use of financial instruments, such as put options, call options or similar derivative securities. If a person subject to the policy determines that they must engage in such a transaction, the transaction must comply with our pre-clearance and blackout processes. Our directors, officers and other employees are not prohibited from pledging our securities.

Our insider trading policy has been filed as Exhibit 19.1 to the Original Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our Common Stock to file reports with the SEC. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, the Company believes that, during fiscal year 2024, all filing requirements were met on a timely basis.

ITEM 11.EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for the Company’s executive officers who are named in the “Summary Compensation Table” below. As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. The Company’s named executive officers for the fiscal year ended December 31, 2024 were as follows:

●	Andrej Jonovic, our Chief Executive Officer;
●	Dejan Avramovic, our Chief Financial Officer;
●	Vitalie Robu, our President; and
●	Par Chadha, our Executive Chairman.

Summary Compensation Table

				Stock	All Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation
Principal Position	Year	($)(1)(2)	($)(3)	($)(4)	($)(5)(6)	Total
Andrej Jonovic	2024	552,000	343,157	1,079,411	—	1,974,568
Chief Executive Officer	2023	152,100	—		292	152,392
Dejan Avramovic	2024	399,000	247,445	376,472	7,206	1,030,123
Chief Financial Officer	2023	248,336	—		3,580	251,916
Vitalie Robu	2024	455,586	283,963	721,332	24,959	1,485,840
President, EMEA	2023	288,465	—		42,364	330,829
Par Chadha Executive Chairman (7)	2024	—	—	1,388,636	—	1,388,636
(1)	Prior to the consummation of the Business Combination on November 29, 2023, our business was conducted through a wholly-owned indirect subsidiary of ETI that constituted the entirety of ETI’s European business. During 2023, Messrs. Jonovic and Avramovic spent approximately 36% and 83% of their working time on our business (which takes into account the period after consummation of the Business Combination, when they spent all of their working time on our business), and the remainder of their working time during the year on other ETI business matters. Consequently, we have pro-rated the compensation paid to each of Messrs. Jonovic and Avramovic for 2023 for purposes of the Summary Compensation Table to reflect only the approximate portions of their compensation that was earned for work devoted to our business. The compensation amounts reflected in the Summary Compensation Table are not necessarily reflective of the amounts of compensation that were reflected in our financial statements for the 2023 fiscal year, primarily due to the fact that such compensation for Messrs. Jonovic and Avramovic was paid by one or more subsidiaries of ETI prior to November 29, 2023, the date of consummation of the Business Combination.
(2)	With respect to Mr. Robu, the salary, bonus, and other compensation amounts have been converted from Great British pounds to U.S. dollars using the average end of month conversion ratio for 2024 of 1.00 GBP to 1.279 USD and conversion ratio for 2023 of 1.00 GBP to 1.247 USD, respectively.
(3)	The 2024 bonuses consist of one-time special bonuses and bonuses payable under the Bonus Plan (as defined in and discussed in the narrative below). The amounts awarded for 2024 were not paid during 2024, but will be paid during 2025. No bonus was awarded to any of Messrs. Jonovic, Robu or Avramovic with respect to 2023.
(4)	On June 14, 2024, Mr. Jonovic was granted 877,570 restricted stock units (“RSUs”) under the 2024 Equity Plan (as defined below); Mr. Robu was issued 586,449 RSUs; Mr. Avramovic was issued 306,075 RSUs; and Mr. Chadha was issued 1,128,972 RSUs. The RSUs are subject to time-based vesting conditions, with all of the underlying shares scheduled to vest in three annual installments through April 30, 2027. For such time-based vesting awards, we have included the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. There were no stock awards or other equity compensation issued to the named executive officers in 2023.
(5)	The amounts reported in this column for 2023 include: (i) for Mr. Jonovic $292 for life insurance coverage, (ii) for Mr. Robu, $2,221 for the cost of his private medical insurance plan in the United Kingdom, $22,751 for a company car, contributions of $17,308 to a UK-based, defined pension plan and $84 for travel insurance; and (iii) for Mr. Avramovic, $3,580 for life and medical insurance coverage.
(6)	The amounts reported in this column for 2024 include: (i) for Mr. Robu, $4,781 for the cost of his private medical insurance plan in the United Kingdom, $12,057 for a company car, contributions of $2,597 to a UK-based, defined pension plan and $78 for travel insurance; and (iii) for Mr. Avramovic, $7,206 for medical insurance coverage.
(7)	Mr. Chadha sole compensation from the Company was his equity award. He does not receive salary, bonus or other benefits from the Company. Mr. Chadha was not a named executive officer in the prior year and, therefore, in accordance with SEC regulations, only compensation information for the fiscal year in which he became a named executive officer is included in the Summary Compensation Table

Narrative to Summary Compensation Table

On June 14, 2024, the Board, upon the recommendation of the Compensation Committee, ratified and approved the following compensation for the Company’s named executive officers for 2024:

		Target Annual	Target Long-Term
		Incentive	Incentive
Executive Officer	Base Salary	Award(1)	Award (2)
Andrej Jonovic Chief Executive Officer	$552,000	$552,000	$1,079,411
Dejan Avramovic Chief Financial Officer	$399,000	$399,000	$376,472
Vitalie Robu President	$452,588	$452,588	$721,332
Par Chadha Executive Chairman	$—	$—	$1,388,636
(1)	The annual incentive awards were tied to the Company’s financial performance for the fiscal year ended December 31, 2024, and each executive officer was eligible to earn a discretionary annual bonus based on the Company’s achievement in 2024 of performance goals, weighted 50% for revenue and 50% for adjusted EBITDA, as well as a Committee discretionary element.
(2)	Represents value of long-term incentive award received by each executive officer, in the form of RSUs, based on the Company’s closing price of $1.23 on June 14, 2024 (the “Closing Price”), the grant date of each executive officer’s award. The actual number of RSUs received by each named executive officer were computed by dividing (x) the dollar value of the long-term incentive compensation award recommended by the Company’s Compensation Committee by (y) a $2.14 per share valuation (instead of the June 14, 2024 Closing Price), resulting in a lower number of RSUs being granted to each named executive officer under the 2024 Equity Plan when compared to the proposed dollar value of such long-term incentive award using the Closing Price.

The annual incentive awards were established under the Company’s Executive Officer Annual Bonus Plan (the “Bonus Plan”), which was ratified, approved and adopted by the Board on June 14, 2024 upon the recommendation of the Compensation Committee. The purpose of the Bonus Plan is to motivate and reward senior officers through incentive compensation, attract and retain talent, and align individual performance with company goals. Pursuant to the Bonus Plan, executive officers of the Company selected by the Compensation Committee each year will be eligible to receive awards in amounts up to 100% of their annual base salary, based upon individual performance measures, company performance measures, or both, as determined by the Compensation Committee for each participant and year, following a recommendation from management. The awards under the plan typically will be paid in cash in the year following the plan year and are subject to the participant’s continued employment through the payment date, with exceptions made for death, disability, or termination without cause.

Executive Employment Agreements

The compensation paid to Mr. Robu reflected in the summary compensation table was provided pursuant to an employment agreement entered into with HOV Global Services Limited, dated April 23, 2010, pursuant to which Mr. Robu serves as President, EMEA. The employment agreement provides for an indefinite term. During 2024, Mr. Robu’s annual base salary was increased to $455,000 and pursuant to the employment agreement, is entitled to annual increases in his base salary by the greater of (i) ten percent (10%) of his base salary (“Adjustment Percentage”), and (ii) the annual consumer price index of inflation published by the Office for National Statistics of the United Kingdom as of the end of the monthly period following the respective commencement date anniversary, provided that the Company may in its absolute discretion change the Adjustment Percentage, provided, however that the Adjustment Percentage may not be less than the consumer price index. The employment agreement also provides that Mr. Robu will be eligible to participate in the HOV Global Services Limited’s private medical health insurance, travel insurance, and, at the expense of the HOV Global Services Limited, a life insurance plan. The severance provisions contained in Mr. Robu’s employment agreement is described below under “— Potential Payments Upon Termination or Change in Control.” Mr. Robu’s employment agreement also contains restrictive covenants, including customary confidentiality and invention assignment covenants, as well as a non-competition covenant that applies during the term of employment and a covenant not to make use of the Company’s confidential information for personal purposes or on behalf of any other company during the term of employment and at all times thereafter.

During the fiscal year ended December 31, 2024, neither Messrs. Jonovic nor Avramovic were parties to an employment agreement with us or an ETI affiliated entity. During the fiscal year ended December 31, 2024, Mr. Chadha did not have an employment agreement with us, but did have an employment agreement with ETI, which is not reflected in our consolidated financial statements. As noted in the Summary Compensation Table above, Mr. Chadha’s sole compensation for his services to the Company was in the form of the equity incentive.

Short-Term Incentives

As described above, the annual incentive awards to be paid to our named executive officers under the Bonus Plan are tied to the Company’s financial performance for the fiscal year ended December 31, 2024, and each executive officer was eligible to earn a discretionary annual bonus based on the Company’s achievement in 2024 of performance goals, weighted 50% for revenue and 50% for adjusted EBITDA, as well as a Committee discretionary element. The Compensation Committee determined that the Company had not met the 2024 revenue target and met 98.97% of the adjusted EBITDA under the Bonus Plan and thereby applied their discretion to award bonuses based on such level of attainment (i.e., slightly less than 50%): $237,157 to Mr. Jonovic, $197,445 to Mr. Avramovic and $223,157 to Mr. Robu. In addition, the Compensation Committee determined to provide one-time incremental bonuses of $70,000, $50,000 and $60,000 to each Messrs. Jonovic, Avramovic and Robu, respectively, for their success in completing identified strategic projects.

Stock Plans, Health and Welfare Plans, and Retirement Plans Health and Welfare Plans

On June 13, 2024, our stockholders approved and adopted the Company’s 2024 Stock Incentive Plan (the “2024 Equity Plan”) at the Company’s 2024 Annual Meeting of Stockholders. Under the 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, the Company is authorized to issue up to 5,520,270 shares of common stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of the Company’s broader compensation strategy and philosophy. Awards granted under the 2024 Equity Plan are granted upon terms approved by the Company’s Compensation Committee and set forth in an award agreement or other evidence of an award. The 2024 Equity Plan is described in greater detail in the Company’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 29, 2024 (the “Proxy Statement”), under the caption “Approval of the XBP Europe Holdings, Inc. 2024 Stock Incentive Plan,” which disclosure is incorporated herein by reference.

On June 14, 2024, the Compensation Committee approved a Form of Restricted Stock Unit Grant Notice and Agreement (the “RSU Award Agreement”) and Form of Option Grant Notice and Agreement (the “Option Award Agreement”) to be used in connection with the grant of awards under the 2024 Equity Plan. In addition, on June 14, 2024, the Board approved non-material amendments to the 2024 Equity Plan to clarify that certain awards made after the Board adoption date but prior to the approval by stockholders to non-Section 16 employees would have a grant date under the 2024 Equity Plan as of the date of the award and to provide an exception to the minimum vesting period for equity awards made prior to stockholder approval date. None of the amendments to the 2024 Equity Plan affected any awards made to directors or executive officers under the 2024 Equity Plan. The descriptions of the 2024 Equity Plan, as amended, contained in the Proxy Statement and this Amendment are qualified in their entirety by reference to the full text of the 2024 Equity Plan.

Our named executive officers would generally be eligible to participate in the employee benefit plans offered to employees based in the same country. Mr. Robu is entitled to participate in the private medical insurance and life insurance made available to employees in the United Kingdom. We have not yet entered into an arrangement pursuant to which Messrs. Jonovic and Avramovic, as our sole employees in the United States, will be entitled to employee benefits, including health insurance; instead we provide a stipend to Mr. Avramovic to obtain his own coverage. We do not provide any such benefits to Messrs. Chadha and Jonovic. While Mr. Chadha has the title of Executive Chairman and has been designated a Section 16 officer, he is not presently an employee of the Company.

The Company’s named executive officers would be generally eligible to participate in the retirement plans offered to those employees based in the same country. As such, Mr. Robu is entitled to participate in the pension scheme made available to employees in the United Kingdom. Messrs. Jonovic, Avramovic and Chadha do not participate in any retirement plans offered by the Company.

Clawback Policy

We have a clawback policy that covers current and former executive officers in accordance with the requirements of Exchange Act Rule 10D-1 and Nasdaq listing standards. Our compensation clawback policy has been filed as Exhibit 97.1 to the Original Report.

Outstanding Equity-Based Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2024:

		Equity incentive plan
		awards:
	Equity incentive plan awards:	Market or payout value of
	Number of unearned shares, units or	unearned shares, units or other
	other rights that have not	rights that have not
	vested (#)(1)	vested ($)(2)
Andrej Jonovic	877,570	$956,551
Dejan Avramovic	306,075	$333,622
Vitalie Robu	586,449	$639,229
Par Chadha	1,128,972	$1,230,579
(1)	On June 14, 2024, Mr. Jonovic was granted 877,570 restricted stock units (“RSUs”) under the 2024 Equity Plan (as defined below); Mr. Robu was issued 586,449 RSUs; Mr. Avramovic was issued 306,075 RSUs; and Mr. Chadha was issued 1,128,972 RSUs. The RSU are subject to time-based vesting conditions, with all of the underlying shares originally scheduled to vest in three annual installments through April 30, 2027. None of such shares had vested as of December 31, 2024. See also Compensation Developments below regarding the acceleration of vesting of these awards.
(2)	Based on a closing share price of our common stock on Nasdaq of $1.09 on December 31, 2024.

Policies and Practices Regarding the Timing of Equity Awards

The Company does not have a formal policy governing the timing of equity award grants in relation to the disclosure of material nonpublic information. However, as a general practice, equity awards are granted based on factors such as individual performance, market conditions, and retention objectives, rather than with a view toward the timing of material nonpublic information. The Company does not intentionally time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation, including equity awards or other performance-based incentives. In instances where the Company may possess material nonpublic information at the time equity awards are being considered, the Compensation Committee (or its delegate) may consider whether it would be appropriate to delay the grant until after such information has been disclosed, in order to avoid any potential concerns regarding the timing of the grant. The exercise price of stock options, if granted, under the 2024 Equity Plan is generally based on the closing market price of the Company’s common stock on the date of grant. To date we have not issued any stock options to our named executive officers.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that the Company would provide in connection with a termination of employment and/or a change in control, in each case, as of December 31, 2024, the last day of XBP Europe’s 2024 fiscal year.

Vitalie Robu. Pursuant to Mr. Robu’s employment agreement with HOV Global Services Limited, a subsidiary of the Company, if Mr. Robu is terminated other than for gross misconduct or material breach of the terms of his employment agreement (as further detailed in Mr. Robu’s employment agreement), in addition to any statutory entitlements, Mr. Robu will be entitled to six months’ prior notice or payment of his base salary in lieu thereof, payable in the form of salary continuation payments.

As of December 31, 2024, we had not entered into a written agreement or adopted a formal policy providing Messrs. Jonvic or Avramovic with severance benefits, upon a termination of his employment by us without cause. See Compensation Developments below regarding the potential payments to certain of our named executive officers in effect as of the date of this Amendment.

Director Remuneration

Director Compensation Table

The following table sets forth information concerning director compensation for services performed during the year ended December 31, 2024.

	Fees earned or
	paid in cash	Stock Award	Total
Name(1)	($)	($)(2)s	($)
Martin Akins	$72,417	$140,000	$212,417
J. Coley Clark	$77,000	$140,000	$217,000
James Reynolds	$85,250	$140,000	$225,250
(1)	Information regarding Messrs. Jonovic and Chadha, who are named executive officers that also served on the Board of Directors, is provided in the discussion of Executive Compensation above.
(2)	In the case of Messrs. Akins, Clark, and Reynolds, the stock award was made as of June 14, 2024, and resulted in 65,421 RSUs being issued under the 2024 Equity Plan which vested on December 31, 2024.

Restricted Stock Units Outstanding

As a result of the above-described vesting, there were no Restricted Stock Units outstanding held by our non-employee directors as of December 31, 2024.

Aggregate Number of
Restricted Stock Units
Outstanding as of
Name (1)	December 31, 2024
Martin Akins	—
J. Coley Clark	—
James Reynolds	—
(1)	Information regarding Messrs. Jonovic and Chadha, who also served on the Board of Directors, is provided in the discussion of Executive Compensation above.

Non-Employee Director Compensation Policy.

In December 2023, our Compensation Committee retained the services of an independent compensation consultant to evaluate and make recommendations for the non-employee director compensation commencing in fiscal year. Based on information provided by the compensation consultant, the Compensation Committee approved a compensation policy for its non-employee directors for fiscal year 2024. In January 2024, the Board approved, on the recommendation of the Compensation Committee, a non-employee director compensation policy for 2024 consisting of an annual cash retainer of $60,000 and an equity award anticipated to have a value of $140,000, pursuant to and subject to the adoption by the stockholders of the 2024 Equity Plan, as well as annual cash compensation for committee service ranging from $8,000 to $20,000 for chairing a committee and $4,000 to $10,000 for service as a committee member, as follows.

Name	Annual Retainer
Annual Cash Retainer for Board Membership	$60,000
Annual Equity Award for Board Membership	$140,000
Audit Committee Member (other than the Chair)	$10,000
Audit Committee Chair	$20,000
Compensation Committee Member (other than the Chair)	$5,000
Compensation Committee Chair	$10,000
Nominating and Corporate Governance Committee Member (other than the Chair)	$4,000
Nominating and Corporate Governance Committee Chair	$8,000

Compensation Developments

During March and April 2025, the Company accelerated the vesting of the outstanding RSUs held by the named executive officers and members of our Board of Directors in addition to accelerating the vesting of certain additional awards granted to such persons during February 2025 together with certain options and awards issued to our employees that are not executive officers. As a result of such accelerated vesting, grants under the 2024 Equity Plan that have not yet vested, as well as forfeitures of shares upon termination of employment or in connection with net settlements of awards for tax purposes, as of April 29, 2025, there remained 294,487 shares available for issuance under the 2024 Equity Plan.

On April 29, 2025, we adopted the Severance Plan which is applicable to Messrs. Jonovic, Robu and Avramovic and any other employee selected by the Compensation Committee to be eligible for severance benefits under the Severance Plan. The Severance Plan is intended to increase the retention of the senior leadership team and to provide severance benefits under specified circumstances to certain individuals who are in a position to contribute materially to the success of the Company. These arrangements also are intended to facilitate changes in the leadership team by setting terms for the termination of an executive officer in advance, thereby allowing a smooth transition of responsibilities when it is in the best interests of the Company.

Pursuant to the terms of the Severance Plan, if an eligible executive’s employment is involuntarily terminated by the Company without “cause” prior to, or 24 months after, the ocurrence of a “change in control” (as such terms are described in the Severance Plan), upon executing a release of claims in favor of the Company, such executive, will be entitled to the following benefits:

●	an amount equal to 12 months’ base salary, plus 100% of the target bonus for the performance period in which the termination occurs;
●	continued insurance coverage paid for by the Company for up to 18 months plus related expense reimbursement up to $5,000;
●	full vesting of any unvested time- or service-based stock options, stock appreciation rights, and other equity-based awards that would have vested during the 12-month period following the date of termination;
●	pro rata vesting of any unvested equity-based or long-term cash-based awards subject to performance-based vesting conditions that would have vested at the end of the performance period, based on actual performance during such performance period; and
●	the right to exercise any vested stock options or stock appreciation rights for up to 24 months.

The Severance Plan also provides that in the event of an executive’s employment is involuntarily terminated by the Company without “cause” within 24 months following a “change in control” or an executive’s employment is voluntarily terminated for “good reason” within 24 months following a “change in control,” upon executing a release of claims in favor of the Company, the executive will be entitled to the following benefits:

●	an amount equal to 24 months’ base salary, plus 200% of the annual target bonus for the performance period in which the termination occurs in addition to a pro rated target bonus based on the period before the separation;
●	continued insurance coverage paid for by the Company for up to 18 months plus related expense reimbursement up to $5,000;
●	full vesting of any unvested stock options, stock appreciation rights, and other equity-based awards;
●	full vesting of any unvested equity-based or long-term cash-based awards subject to performance-based vesting conditions, based on actual performance through the date of the change in control; and
●	the right to exercise any vested stock options or stock appreciation rights for up to 24 months.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Common Stock

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of April 29, 2025, by:

●	each person or “group” who is known by the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock;

●	each of the Company’s named executive officers and directors; and
●	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13D and Forms 3 and 4 filed with the SEC. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. The beneficial ownership percentages of Common Stock of the Company are based on 35,915,548 shares of Common Stock issued and outstanding as of April 29, 2025.

		Percent of
Name and Address of Beneficial Owner	Ownership	Class
Directors and Executive Officers(1)
Par Chadha	1,128,972	3.1%
Andrej Jonovic	1,573,000	4.4%
Dejan Avramovic	306,075	*
Vitalie Robu	195,483	*
James Reynolds	184,857	*
J. Coley Clark	184,857	*
Martin Akins	184,857	*
All executive officers and directors as a group (seven individuals)	3,758,101	10.5%
5% or More Stockholders:
BTC International Holdings, Inc. (2)	21,802,364	60.7%
CFAC Holdings VIII, LLC(3)	6,449,404	18.0%
(1)	Unless otherwise noted, the business address of each of the individuals is c/o XBP Europe Holdings, Inc., 2701 E. Grauwyler Rd., Irving, TX
(2)	BTC International Holdings, Inc. (“BTC International”) is the record holder of the shares. BTC International is a direct, wholly owned subsidiary XCV-EMEA, LLC. While ETI retains an indirect economic interest in these shares. XCV-EMEA, LLC is the beneficial owner. XCV-EMEA is controlled by its manager and sole voting member Bernard of Zuroff. Mr. Zuroff thus is deemed to have beneficial ownership of such shares. Mr. Zuroff’s principal business address is 16280 W Ellsworth Ave, Golden, Co, 80401.
(3)	CFAC Holdings VIII, LLC (“Sponsor”) is the record holder of the shares. Cantor Fitzgerald, L.P., a Delaware limited partnership (“Cantor”) is the sole member of the Sponsor. CF Group Management, Inc., a New York corporation (“CFGM”) is the managing general partner of Cantor. Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the shares of Common Stock held directly by the Sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Includes 6,064,404 shares of common stock held by CFAC and 385,000 shares of common stock underlying an equal number of warrants to purchase shares of common stock held by CFAC which are exercisable within 60 days. The business address of the Sponsor is 110 East 59th Street, New York, NY 10022. On November 21, 2024, Mr. Lutnick shared a statement in response to being nominated by U.S. President Donald J. Trump to serve as U.S. Secretary of Commerce in which he stated he intends to divest his interests in Cantor to comply with U.S. government ethics rules.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have adopted a written policy requiring that any related person transaction that would require disclosure under Item 404(a) of Regulation S-K under the Exchange Act be reviewed and approved by our Audit Committee or, if the Audit Committee is not able to review the transaction for any reason, the chairman of the Audit Committee. Compensation matters regarding our executive officers or directors are reviewed and approved by our Compensation Committee. All relevant factors with respect to a proposed related person transaction will be considered, and such a transaction will only be approved if it is in our and our stockholders’ best interests. Related persons include our major stockholders and directors and officers, as well as immediate family members of directors and officers.

Since January 1, 2024, XBP participated in the following transactions with related persons that are required to be reported under the SEC’s rules:

ETI - BTC International Holdings, Inc.

Prior to the Business Combination, the Company’s subsidiaries were indirect wholly owned subsidiaries of ETI. The Company continues to be majority owned by ETI, and ETI’s indirect subsidiary BTC International continues to control a significant percentage of the outstanding voting power of the Company. So long as this ownership and control continues, BTC International will generally have the ability to control the outcome of any matter submitted for the vote of the Company’s stockholders, including the election and removal of directors, changes to the size of the Board, any amendment to the Charter and Bylaws, and the approval of any merger or other significant corporate transaction, including a sale of substantially all of the Company’s assets (other than in certain circumstances set forth in the Charter or Bylaws). In addition, since the beginning of our last fiscal year, and historically, we have relied on ETI’s subsidiaries to provide a number of services, and we have made sales to and received products from such subsidiaries. For more information, see the risk factor entitled “The Company relies on ETI, which is a highly leveraged public company and faces substantial doubt about its ability to continue as a going concern. An adverse event affecting ETI may affect the delivery and availability of the services the Company relies on ETI to provide” in Part I, Item 1A of this Report.

Tax Sharing Agreement

Concurrently with the Closing, the Company entered into the Tax Sharing Agreement. The Tax Sharing Agreement requires ETI to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of any consolidated, combined, or unitary group for U.S. federal (and applicable state and local) tax purposes that include any of ETI and its affiliates imposed on the Company or any of its subsidiaries as a result of having been a member of ETI’s consolidated tax group for any tax year ending on or prior to the Closing Date.

The Tax Sharing Agreement also provides that if the Company (or its subsidiaries) is eligible to be included in an ETI consolidated tax group after the Closing Date (an “ETI Consolidated Tax Group”), (i) ETI will file income tax returns for the ETI Consolidated Group, (ii) the Company will make periodic payments to ETI in such amounts as the estimated tax payments that would be due from the consolidated group that consisting of the Company and its subsidiaries (the “XBP Consolidated Group”) if the XBP Consolidated Group were not included in the ETI Consolidated Group, and (iii) ETI will pay the entire federal (and applicable state and local) income tax liability of the ETI Consolidated Group and will indemnify and hold harmless the XBP Consolidated Group against any such liability (other than the XBP Consolidated Group’s share of such liability). The Tax Sharing Agreement also sets forth rules related to allocating income, losses and credits to the XBP Consolidated Group, preparing consolidated tax returns of the ETI Consolidated Group, and conducting tax audits and litigation involving the ETI Consolidated Group.

Intercompany Confidentiality and Intellectual Property License Agreement

Concurrently with the execution of the Merger Agreement, we entered into the License Agreement pursuant to which we both granted to certain of ETI affiliates and received from such affiliates, a world-wide, non-exclusive, royalty-free, perpetual, irrevocable license to intellectual property in existence at Closing for use in the same manner as used by prior to Closing. The License Agreement includes limited restrictions on sublicenses and assignments to certain parties and contemplates the purchase of post-Closing improvements at negotiated royalties. Additionally, the License Agreement includes customary confidentiality and indemnification obligations from both licensors and licensees.

Services Agreement

Concurrently with the Closing of the Business Combination, we entered into a Services Agreement with Exela Technologies BPA, LLC, a subsidiary of ETI (“Exela BPA”). The Services Agreement requires Exela BPA, its affiliates and its permitted subcontractors to provide to us the services, access to facilities, personnel, equipment, software and hardware and other assistance that were provided to us during the twelve (12) months prior to the Closing Date. Exela BPA is also required to respond in good faith to any request for new services or services in excess of those provided in the twelve (12) months prior to the Closing Date.

The Services Agreement had an initial term of twelve (12) months and will continue beyond such term to the extent that the parties thereto have mutually agreed to a longer term for any individual service. Services shall generally be charged at cost plus 15%, or as otherwise agreed or required by law Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred a total of $1.5 million of the related party service fee under Annex A and $3.6 million in connection with the related party shared service center cost allocated to the Company for the year ended December 31, 2024.

Notes Payable

Subsidiaries of Legacy XBP entered into four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten-year term and bear annual interest of 6.0%, due at the end of the term. The consolidated balance sheets included $1.5 million of new related party notes payable as of December 31, 2024, and included $0.1 million of related party interest expense for the year ended December 31, 2024, in the related party interest expense, net.

Lock-Up Agreement

Concurrently with the execution of the Merger Agreement, Sponsor entered into the Lock-Up Agreement with BTC International and us, pursuant to which BTC International agreed that all securities of the Company held by it immediately following the Closing will be locked-up and subject to transfer restrictions until the earlier of: (i) the one year anniversary of the date of the Closing (i.e., November 29, 2024), and (ii) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Closing which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, that BTC International shall be permitted to make transfers (i) by virtue of the laws of the state the entity’s organization and the entity’s organizational documents upon dissolution of the entity, (ii) as a bona fide gift, or to a charitable organization or educational institution in a transaction not involving a disposition for value, and (iii) to a subsidiary of ETI, that is not a restricted subsidiary or subsidiary guarantor as defined in ETI’s credit documents, provided that any such permitted transferee agrees in writing to be subject to receive and hold any shares of Common Stock received subject to the same lock-up restrictions.

Amended and Restated Registration Rights Agreement

Concurrently with the Closing, the Company, the Sponsor, the former independent directors of the Company, and BTC International entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is obligated to file one or more registration statements to register the resales of Common Stock held by the parties to the Registration Rights Agreement after the Closing. Holders of CFVIII Class A Common Stock who were party to the Registration Rights Agreement dated March 11, 2021 between CFVIII and such holders (the “Existing Holders”) or the parties listed under the New Holders on the signature page to the Registration Rights Agreement (the “New Holders”), in each case holding a majority of the registrable securities owned by all the Existing Holders or New Holders, as applicable, are entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of their registrable securities (up to a maximum of two demand registrations by the Sponsor, or five demand registrations by the New Holders). In addition, pursuant to the terms of the Registration Rights Agreement and subject to certain requirements and customary conditions, the Company must file a registration statement on Form S-1 to register the resale of the registrable securities of the Company held by Existing Holders and the New Holders and any person or entity who becomes a party to the Registration Rights Agreement (“Holders”). The Registration Rights Agreement also provides such Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Under the Registration Rights Agreement, the Company indemnifies such Holders and certain persons or entities related to such Holders such as their officers, directors, and control persons against any losses or damages resulting from any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus pursuant to which the Holders sell their registrable securities, or any omission or alleged omission of a material fact required to be stated therein to make any statements made therein not misleading, unless such liability arose from such Holder’s misstatement or alleged misstatement, or omission or alleged omission, and the Holders including registrable securities in any registration statement or prospectus will indemnify the Company and certain persons or entities related to the Company such as its officers and directors and underwriters against all losses caused by their misstatements or omissions (or alleged misstatements or omissions) in those documents.

Letter of Intent

On March 4, 2025, the Company announced that it has entered into an exclusive, non-binding letter of intent to acquire the ETI Debtor Subs. The parties have agreed to act in good faith to negotiate definitive agreements, complete due diligence, undertake necessary regulatory approvals, and seek any necessary approvals, including from our shareholders. There can be no assurance, however, that a definitive agreement will be entered into or that the proposed transaction will be consummated.

Agreement with Nventr, LLC.

On February 5, 2025, the Company entered into a new related party agreement with Nventr, LLC, a portfolio company of HGM and in which our executive chairman holds a 20% interest, that provides AI analytics solutions. We incurred approximately $0.2 million in fees pursuant to this agreement through March 31, 2025.

Agreement with HOV Services Ltd.

On February 18, 2025, the Company entered into a new related party agreement with HOV Services Ltd., a company of which our executive chairman also serves as executive chairman, to help mitigate the risk of service disruption from the ongoing chapter 11 proceedings of the ETI Debtor Subs by providing an alternate source for certain BPO, outsourcing, management, and financial transaction processing solutions. We incurred approximately $0.2 million in fees pursuant to this agreement through March 31, 2025.

Purchase Agreement

Pursuant to the Membership Interest Purchase Agreement, dated as of March 25, 2025, the Company issued 1,680,000 shares of common stock to ETI in exchange for 100% of the membership interests in GP 2XCV Holdings LLC, a Delaware limited liability company. GP 2XCV Holdings LLC is the owner of GP 2XCV LLC, which is the holder of $2,301,600 senior secured promissory notes of the ETI Debtor Subs due July 2026 issued and guaranteed by ETI Debtor Subs.

Director Independence

For purposes of the Nasdaq Listing Rules, the Company is a “controlled company.” Under the Nasdaq rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. BTC International owns a majority of the issued and outstanding Common Stock.

As a “controlled company,” the Company is exempt from the requirement that a majority of the Board be independent. The Common Stock is listed on Nasdaq, and the Company is required to comply with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, under the Nasdaq rules a director (A) who at any time during the past three years was employed by the Company or (B) who accepted, or who has a family member who accepted, compensation from the Company in excess of $120,000 (other than compensation for board and committee service, compensation paid to a family member who is an employee (other than an executive officer), benefits under a tax-qualified retirement plan, or non-discretionary compensation) during any period of twelve consecutive months within the three years preceding the determination of independence, shall not be considered independent.

Our Board of Directors has reviewed the Nasdaq rules and such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Common Stock. Based on such review, the Board of Directors has determined that each director, other than Par Chadha and Andrej Jonovic, qualifies as an independent director under Nasdaq listing standards and applicable SEC rules: non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. In addition, Messrs. Akins, Clark, and Reynolds qualify as independent directors for the purpose of serving on the Audit Committee of the Company under SEC rules (Messrs. Akins, Clark and Reynolds being the current members of the Audit Committee).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP (“UHY”) has been serving as our independent registered public accounting firm since December 15, 2023.

The following table summarizes the aggregate fees for professional audit services and other services rendered by UHY to us (including to us prior to the Business Combination) for the years ended December 31, 2024 and 2023. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees, however, we have only paid for audit fees during the last two fiscal years.

	Year Ended December 31
	2024	2023(2)
Audit Fees(1)	$1,285,000	$1,242,686
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total fees	$1,285,000	$1,242,686
(1)	Includes fees incurred on the annual audit, quarterly reviews and reviews of registration and proxy statements.
(2)	As described above, UHY was appointed as our independent registered accounting firm in December 2023, upon the dismissal of Withum. UHY has audited the financial statements of our subsidiaries prior to the Business Combination since 2022. The fees of UHY presented above with respect to fiscal year ended December 31, 2023 include such prior fees.

As an emerging growth company and a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and as a result, our audit fees are significantly lower than if we were required to provide an auditor attestation under Section 404(b). Depending on our public float as of June 30, 2025, we may become subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2025, which will require us to incur significant additional costs and to re-assess our required audit services for the fiscal year ended December 31, 2025 with our independent registered public accounting firm.

Pursuant to its charter, the Audit Committee is responsible for the appointment, retention, compensation and oversight of the Company’s independent registered public accounting firm. In addition to assuring the regular rotation of the lead audit partner as required by law, the Audit Committee is involved in the evaluation of the lead audit partner and considers whether there should be regular rotation of the independent registered public accounting firm. The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by the Company’s independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the consolidated financial statements and internal controls over financial reporting of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to the engagement of the Company’s independent registered public accounting firm for non-audit services. In accordance with the Audit Committee Charter, all of the foregoing audit fees paid to, and the related service provided by, UHY were pre-approved by the Audit Committee. During the last two fiscal years, the Company did not incur any audit related, tax fees or other fees to UHY and which were required to be approved by the Audit Committee and/or disclosed in this Report.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment:
(1)	Consolidated Financial Statements:

No Consolidated Financial Statements are filed with this Amendment, These items were filed as part of the Original Report.

(2)	Financial Statement Schedules:

None.

(4)	Exhibits:

Exhibits filed as part of this Amendment are:

Exhibit No.	Description
10.1* †	Executive Severance and Change in Control Plan, dated as of April 29, 2025
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Andrej Jonovic
Andrej Jonovic, Chief Executive Officer
Dated: April 30, 2025		(Principal Executive Officer)