Form 10-Q
period 2025-03-31
XBP Europe Holdings, Inc.
filed 2025-05-15
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40206

XBP Europe Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2002883
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 East Grauwyler Road Irving, Texas	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.0001 per share	XBP	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	XBPEW	The Nasdaq Capital Market

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

As of May 15, 2025, the Registrant had 35,915,548 shares of common stock outstanding.

XBP Europe Holdings, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$9,681	$12,099
Accounts receivable, net of allowance for credit losses of $929 and $1,198, respectively	26,928	19,810
Inventories, net	3,650	3,823
Prepaid expenses and other current assets	5,756	4,228
Current assets held for sale	1,526	1,378
Total current assets	47,541	41,338
Property, plant and equipment, net of accumulated depreciation of $42,655 and $40,325, respectively	12,223	11,272
Operating lease right-of-use assets, net	4,861	4,805
Goodwill	22,656	21,666
Intangible assets, net	1,173	1,121
Deferred income tax assets	7,101	7,026
Long term notes receivable	2,280	—
Other noncurrent assets	1,142	817
Total assets	$98,977	$88,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$13,507	$12,553
Related party payables	4,544	5,443
Accrued liabilities	25,015	17,993
Accrued compensation and benefits	17,951	16,482
Customer deposits	328	277
Deferred revenue	7,419	6,870
Current portion of finance lease liabilities	4	12
Current portion of operating lease liabilities	1,826	1,734
Current portion of long-term debts	5,443	4,958
Current liabilities held for sale	1,761	2,443
Total current liabilities	77,798	68,765
Related party notes payable	1,512	1,451
Long-term debt, net of current maturities	24,289	23,966
Pension liabilities	10,862	10,339
Operating lease liabilities, net of current portion	3,227	3,271
Other long-term liabilities	1,677	1,599
Total liabilities	$119,365	$109,391
Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock, par value of $0.0001 per share; 200,000,000 shares authorized; 35,711,498 shares issued and outstanding as of March 31, 2025 and 30,166,102 shares issued and outstanding as of December 31, 2024, respectively	36	30
Additional paid in capital	7,494	1,611
Accumulated deficit	(28,055)	(23,705)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(102)	474
Unrealized pension actuarial gains, net of tax	239	244
Total accumulated other comprehensive loss	137	718
Total stockholders’ deficit	(20,388)	(21,346)
Total liabilities and stockholders’ deficit	$98,977	$88,045

The accompanying notes are an integral part of these condensed consolidated financial statements

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue, net	$37,531	$38,047
Related party revenue, net	142	66
Cost of revenue (exclusive of depreciation and amortization)	26,309	28,062
Related party cost of revenue	9	18
Selling, general and administrative expenses (exclusive of depreciation and amortization)	10,953	6,968
Related party expense	1,562	926
Depreciation and amortization	627	808
Operating profit (loss)	$(1,787)	1,331
Other expense (income), net
Interest expense, net	1,721	1,417
Related party interest expense, net	23	19
Foreign exchange losses, net	(71)	753
Changes in fair value of warrant liability	2	(37)
Pension income, net	(369)	(423)
Net loss before income taxes	$(3,093)	(398)
Income tax expense	762	460
Net loss from continuing operations	$(3,855)	(858)
Net loss from discontinued operations, net of income taxes	(495)	(1,350)
Net loss	$(4,350)	$(2,208)
Loss per share:
Basic and diluted - continuing operations	$(0.12)	$(0.03)
Basic and diluted - discontinued operations	(0.02)	(0.04)
Basic and diluted	$(0.14)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2025 and 2024

(in thousands of United States dollars)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(4,350)	$(2,208)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(576)	278
Unrealized pension actuarial (loss) gain, net of tax	(5)	290
Total other comprehensive loss, net of tax	$(4,931)	$(1,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

				Accumulated Other
				Comprehensive Loss
					Unrealized
				Foreign	Pension
				Currency	Actuarial
	Common Stock		Additional	Translation	Gains (Losses),	Accumulated	Total
	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2023	30,166,102	$30	$—	$(1,416)	$157	$(11,339)	$(12,568)
Net loss January 1, 2024 to March 31, 2024	—	—	—	—	—	(2,208)	(2,208)
Foreign currency translation adjustment	—	—	—	278	—	—	278
Net unrealized pension actuarial gains, net of tax	—	—	—	—	290	—	290
Balances at March 31, 2024	30,166,102	$30	$—	$(1,138)	$447	$(13,547)	$(14,208)

				Accumulated Other
				Comprehensive Loss
					Unrealized
				Foreign	Pension
				Currency	Actuarial
	Common Stock		Additional	Translation	Gains (Losses),	Accumulated	Total
	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2024	30,166,102	$30	$1,611	$474	$244	$(23,705)	$(21,346)
Net loss January 1, 2025 to March 31, 2025	—	—	—	—	—	(4,350)	(4,350)
Stock-based compensation	3,865,396	4	3,583	—	—	—	3,587
Acquisition of membership interest	1,680,000	2	2,300	—	—	—	2,302
Foreign currency translation adjustment	—	—	—	(576)	—	—	(576)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	(5)	—	(5)
Balances at March 31, 2025	35,711,498	$36	$7,494	$(102)	$239	$(28,055)	$(20,388)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Europe Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025 and 2024

(in thousands of United States dollars)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,350)	$(2,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	542	776
Amortization of intangible assets	117	181
Debt issuance cost amortization	105	—
Credit loss expense	(274)	217
Changes in fair value of warrant liability	2	(37)
Stock-based compensation expense	3,587	—
Unrealized foreign currency losses (gains)	(546)	759
Change in deferred income taxes	156	44

Change in operating assets and liabilities
Accounts receivable	(5,816)	(1,160)
Inventories	285	(102)
Prepaid expense and other assets	(1,547)	(1,342)
Accounts payable	377	1,463
Related party payables	(267)	(1,711)
Accrued expenses and other liabilities	6,151	(791)
Deferred revenue	288	492
Customer deposits	261	(191)
Net cash used in operating activities	(929)	(3,610)

Cash flows from investing activities
Purchase of property, plant and equipment	(968)	(385)
Additions to internally developed software	(123)	—
Net cash used in investing activities	(1,091)	(385)

Cash flows from financing activities
Borrowings under secured borrowing facility	—	37
Principal payments on 2024 Term Loan A Facility	(189)	—
Principal payments on 2024 Term Loan B Facility	(552)	—
Principal payments on long-term obligations	—	(235)
Proceeds from secured credit facility	1,655	976
Principal payments on secured credit facility	(1,356)
Principal payments on finance leases	(8)	(100)
Net cash provided by (used in) financing activities	(450)	678
Effect of exchange rates on cash and cash equivalents	90	(87)
Net increase (decrease) in cash and cash equivalents	(2,380)	(3,404)

Cash and equivalents, beginning of period, including cash from discontinued operations	12,106	6,905
Cash and equivalents, end of period, including cash from discontinued operations	$9,726	$3,501

Supplemental cash flow data:
Income tax payments, net of refunds received	271	(16)
Interest paid	928	534

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

The Company provides business process management solutions with proprietary software suites and deep domain expertise, serving as a technology and operations partner for its clients’ strategic journeys and streamlining their complex, disconnected payment processes. The Company serves over 2,000 clients across Europe, the Middle East and Africa (“EMEA”). The Company’s client relationships span multiple industries, including banking, healthcare, insurance, and the public sector. The Company is able to deploy its solutions to clients in any EMEA market due to its cloud-based structure. Its physical footprint spans 15 countries and approximately 30 locations.

These condensed consolidated financial statements should be read in conjunction with the below notes and the notes to the consolidated financial statements as of and for the year ended December 31, 2024 included in the XBP Europe annual report on Form 10-K for such period (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 19, 2025 and available at the SEC’s website at http://www.sec.gov.

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

During the third quarter of 2024, certain on-demand printing operations of the Company met the criteria for classification as held for sale and accordingly, was measured at the lower of their carrying value or its fair value less costs to sell. The Company recorded an impairment charge of $0.1 million relating to the disposal group in impairment of goodwill in the consolidated statement of operations of the disposal group for the year ended December 31, 2024. The Company determined that the held for sale disposal group has met the criteria to be disclosed as discontinued operations as it represents a significant strategic shift that will have a major effect on the Company’s operations and financial results.

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

The financial results of the disposable group are presented as loss from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents the major components of financial results of the Company’s disposable group for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Revenue, net	$1,659	$2,237
Cost of revenue (exclusive of depreciation and amortization)	1,729	2,334
Selling, general and administrative expenses (exclusive of depreciation and amortization)	702	978
Related party expense	36	36
Depreciation and amortization	32	150
Operating loss	(840)	(1,261)
Other expense (income), net
Interest expense, net	14	10
Foreign exchange losses (gains), net	(359)	80
Net loss from discontinued operations before income taxes	(495)	(1,350)
Income tax expense	—	—
Net loss from discontinued operations, net of income taxes	$(495)	$(1,350)

As of March 31, 2025, the assets and liabilities of the disposable group are classified as current in the Company’s condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets for the periods presented:

March 31,
(dollars in thousands)	2025
ASSETS
Current assets
Cash and cash equivalents	$45
Accounts receivable, net of allowance for credit losses of $86	145
Inventories, net	478
Prepaid expenses and other current assets	472
Property, plant and equipment, net of accumulated depreciation of $3,911	387
Total current assets held for sale	$1,527

LIABILITIES
Current liabilities
Accounts payable (including related party of $314)	$1,166
Accrued liabilities	62
Accrued compensation and benefits	257
Customer deposits	275
Total current liabilities held for sale	$1,761

December 31,
(dollars in thousands)	2024
ASSETS
Current assets
Cash and cash equivalents	$7
Accounts receivable, net of allowance for credit losses of $90	48
Inventories, net	422
Prepaid expenses and other current assets	465
Property, plant and equipment, net of accumulated depreciation of $3,690	436
Total current assets held for sale	$1,378

LIABILITIES
Current liabilities
Accounts payable (including related party of $305)	$1,170
Accrued liabilities	895
Accrued compensation and benefits	338
Customer deposits	40
Total current liabilities held for sale	$2,443

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Depreciation	$32	$150
Credit loss expense (income)	1	(8)
Unrealized foreign currency losses (gains)	(358)	80
Purchase of property, plant and equipment	$—	$94

4.New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Option (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a ) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASC 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory,employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.

5.Summary of Significant Accounting Policies

The information presented below supplements the “Basis of Presentation and Summary of Significant Accounting Policies” information presented in the 2024 Form 10-K.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Revenue is measured as the amount of consideration that is expected to be received in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services and sales of recurring software licenses and professional services within each of the Company’s segments. The Company does not have any significant extended payment terms, as payment for invoices issued is received shortly after goods are delivered or services are provided.

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

Revenue from the sale of software licenses is recognized as a single performance obligation at the point in time that the software license is delivered to the customer. Perpetual licenses or noncancelable licenses are granted for a non-refundable fee, which are recognized at a point in time. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Professional services revenue consists of implementation services for new customers, or implementations of new products for existing customers. Professional services are typically sold on a time-and-materials basis and billed monthly based on actual hours incurred.

Revenue from the sale of hardware solutions is recognized on a point in time basis and related maintenance are recognized ratably over the contractual term.

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(dollars in thousands)	2025	2024
France	$12,724	$14,228
Germany	10,623	10,293
United Kingdom	8,706	7,556
Sweden	3,461	3,979
Other	2,017	1,991
Total Revenue, net	$37,531	$38,047

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Accounts receivable, net	$26,928	$19,810
Deferred revenues	7,419	6,870
Customer deposits	328	277
Costs to obtain and fulfill a contract	$—	$—

Accounts receivable, net includes $8.0 million and $6.5 million as of March 31, 2025 and December 31, 2024, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue $3.0 million during the three months ended March 31, 2025, that had been deferred as of December 31, 2024. The Company recognized revenue of $1.9 million during the three months ended March 31, 2024, that had been deferred as of December 31, 2023.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where a fixed monthly fee is received in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2025 in each of the future periods below:

(dollars in thousands)
Remainder of 2025	$7,139
2026	215
2027	65
Total	$7,419

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

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of common stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options (1,256,436 as of March 31, 2025) in the calculation of diluted loss per share for the three months ended March 31, 2025 and 2024, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Three months ended March 31,
(dollars in thousands, except share and per share amounts)	2025	2024
Net loss from continuing operations attributable to common stockholders (A)	$(3,855)	$(858)
Net loss from discontinued operations attributable to common stockholders (B)	(495)	(1,350)
Net loss attributable to common stockholders (C)	$(4,350)	$(2,208)

Weighted average common shares outstanding – basic and diluted (D)	30,901,247	30,166,102
Loss Per Share:
Basic and diluted - continuing operations (A/D)	$(0.12)	$(0.03)
Basic and diluted - discontinued operations (B/D)	(0.02)	(0.04)
Basic and diluted (C/D)	$(0.14)	$(0.07)

6.Inventories

Inventories, net consist of the following:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Finished goods	$5,375	$5,585
Allowance for obsolescence	(1,725)	(1,762)
Total inventories, net	$3,650	$3,823

Finished goods inventory includes $1.7 million and $1.8 million of allowance for obsolescence as of March 31, 2025 and December 31, 2024, respectively. The Company allowance for obsolescence is based on a policy developed by historical experience and management judgment.

7.Accounts Receivable

Accounts receivable, net consist of the following:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Billed receivables	$19,815	$14,554
Unbilled receivables	8,042	6,454
Less: Allowance for credit losses	(929)	(1,198)
Total accounts receivable, net	$26,928	$19,810

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024 (all related to accounts receivables):

	March 31,
(dollars in thousands)	2025	2024
Balance at January 1, of the allowance for expected credit losses	$1,198	$1,183
Change in the provision for expected credit losses for the period	(269)	225
Balance at March 31, of the allowance for expected credit losses	$929	$1,408

8.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	March 31,	December 31,
(dollars in thousands)	(in Years)	2025	2024
Buildings and improvements	7 – 40	$9,103	$8,770
Leasehold improvements	Shorter of life of improvement or lease term	740	712
Machinery and equipment	5 – 15	7,862	6,935
Computer equipment and software	3 – 8	27,084	25,663
Furniture and Fixtures	5 – 15	8,358	7,855
Finance lease right-of use assets	Shorter of life of the asset or lease term	1,731	1,662
		54,878	51,596
Less: Accumulated depreciation and amortization		(42,655)	(40,325)
Total property, plant and equipment, net		$12,223	$11,272

Depreciation expense related to property, plant and equipment was $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

9.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	March 31, 2025
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	1.8	$3,084	$(2,428)	$656
Internally developed software	4.3	588	(71)	517
Outsource contract costs	—	749	(749)	—
Total intangibles, net		$4,421	$(3,248)	$1,173

	Weighted
	Average	December 31, 2024
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	2.0	$2,960	$(2,241)	$719
Internally developed software	4.5	432	(30)	402
Outsource contract costs	—	719	(719)	—
Total intangibles, net		$4,111	$(2,990)	$1,121
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024.

Estimated intangibles amortization expense for the next five years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
Remainder of 2025	$374
2026	494
2027	122
2028	122
2029 and thereafter	61
Total	$1,173

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 20 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	March 31,
(dollars in thousands)	2025	Additions	Disposals	Impairments	Adjustments	2025
Bills and Payments	$9,499	$—	$—	$—	$422	$9,921
Technology	12,167	—	—	—	568	12,735
Total	$21,666	$—	$—	$—	$990	$22,656

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2024	Additions	Disposals	Impairments	Adjustments	2024
Bills and Payments	$9,971	$—	$—	$—	$(472)	$9,499
Technology	12,852	—	—	—	(685)	12,167
Total	$22,823	$—	$—	$—	$(1,157)	$21,666

10.Debt

Secured Borrowing Facility

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

As of March 31, 2025, the Company’s outstanding factored accounts receivable totaled approximately $10.1 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.2 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed combined and consolidated statements of operations and comprehensive loss.

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

As of March 31, 2025, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.3 million, $9.7 million, and $15.4 million, respectively. As of December 31, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.4 million, $9.8 million, and $14.7 million, respectively.

As of March 31, 2025 and December 31 2024, the Revolving Working Capital Loan Facility had an outstanding balance of $2.6 million, and $2.2 million, respectively.

During the three month ended March 31, 2025, the Company repaid $0.2 million and $0.6 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively.

During the year ended December 31, 2024, the Company repaid $0.4 million and $1.1 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively.

The outstanding principal amount of the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands commencing Sept 30, 2024, with the remaining outstanding principal amount of £750k payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands commencing Sept 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of March 31, 2025, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with such covenants. The Company believes it will remain in compliance with all such covenants for the next twelve months; however, due to the inherent uncertainty, management’s estimates of the achievement of its financial covenants may change in the future.

Debt Outstanding

As of March 31, 2025, and December 31, 2024, the following debt instruments were outstanding:

	March 31,	December 31,
(dollars in thousands)	2025	2024
2024 Term Loan A Facility(1)	$3,120	$3,198
2024 Term Loan B Facility(2)	9,135	9,276
Term loan	—	—
2024 Revolving Credit Facility(3)	14,868	14,218
Revolvers(4)	2,610	2,233
Total debt	29,733	28,925
Less: Current portion of long-term debt	5,444	4,959
Long-term debt, net of current maturities	$24,289	$23,966
(1)	Net of unamortized debt issuance costs of $0.2 million as of March 31, 2025.
(2)	Net of unamortized debt issuance costs of $0.5 million as of March 31, 2025.
(3)	Net of unamortized debt issuance costs of $0.5 million as of March 31, 2025.
(4)	Includes $2.6 million and $2.2 million of outstanding balance under working capital loan as of March 31, 2025 and December 31, 2024, respectively.

11.Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $0.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, from continuing operations.

The Company’s ETR from continuing operations of (24.6%) for three ended March 31, 2025 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by uncertain tax benefits, permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized and remeasurement of existing uncertain tax positions.

For the three months ended March 31, 2024, the Company’s ETR from continuing operations of (115.9)% differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

During the three months ended March 31, 2025, the Company's liability for unrecognized tax benefits (including interest and penalties) increased by $54 thousand. This increase is primarily due to accrued interest during the year and foreign currency remeasurements.

The Organization for Economic Co-operation and Development reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. We determined these rules did not have a material impact on our taxes for the three months ended March 31, 2025 and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

As of March 31, 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2024.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2025 and December 31, 2024, the Company recorded actuarial gains of $0.2 million and $0.2 million, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Service cost	$8	$9
Interest cost	787	744
Expected return on plan assets	(807)	(729)
Amortization
Amortization of prior service cost	—	—
Amortization of net loss	436	307
Net periodic benefit cost	$424	$331

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within pension income, net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.6 million and $0 million to its pension plans during the three months ended March 31, 2025 and 2024, respectively. The Company is expecting to fund the pension plans with the required contributions for 2025 based on current plan provisions.

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

Company Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the Labor Court on June 9, 2022. Conciliation hearings at the Labor Court were held on September 27, 2022, December 13, 2022, March 7, 2023, September 5, 2023, November 14, 2023, December 5, 2023,and February 5, 2024.

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

The Company reached a number of settlements with 56 claimants prior to the court’s June 2024 decision and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remains to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company has appealed the decision. The Company accrued $1.0 million and $1.0 million in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, based on the estimate of the range of possible losses.

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

14.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of March 31, 2025 and December 31, 2024, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

As of March 31, 2025 and December 31, 2024, the Company determined the fair value of Private Warrants’ liability as $9 thousands and $7 thousands, respectively, included in the other long-term liabilities in the condensed consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$7	$50
Change in the fair value of the private warrants liability	2	(43)
Balance at end of period	$9	$7

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

Pursuant to XBP 2024 Equity Plan, on February 13, 2025, the Compensation Committee of the Company approved the grant of 1,967,449 restricted stock units (“RSUs”) and 30,951 stock options to eligible employees and directors of the Company.

The Compensation Committee of the Company, using the discretionary clause to accelerate the vesting of awards, on March 20, 2025 and March 31, 2025 approved accelerated vesting of 3,669,133 RSUs and 103,951 stock options then outstanding under the XBP 2024 Equity Plan, resulting in modification of the awards. These RSUs and stock options are a combination of previous as well as newly granted RSUs and stock options. The Company recognized the compensation cost of $3.8 million for this accelerated vesting of awards during the three months ended March 31, 2025. The Company withheld 170,946 shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a less than a year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the three months ended March 31, 2025 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Shares granted	3,325,329	$1.24	2.19
Shares forfeited	—	—	—
Shares vested	(3,865,396)	1.27	—
Shares withheld	(170,946)	1.36	—
Addition in the quarter	1,967,449	1.33	2.08
Outstanding Balance as of March 31, 2025	1,256,436	$1.28	2.50

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require no less than a four (4) year ratable vesting period. Stock option activity for the three months ended March 31, 2025 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Granted	95,000	$0.58	$1.31	3.08
Exercised	—	—	—	—
Forfeited	(22,000)	—	—	—
Addition in the quarter	30,951	0.16	1.24	3.88
Vested	(103,951)	0.45	1.29	—
Outstanding Balance as of March 31, 2025(1)	—	—	—	—
(1)	Exercise prices of all of the outstanding options as of March 31, 2025 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of March 31, 2025, there was $1.4 million of total unrecognized compensation expense related to non-vested restricted stock unit awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Compensation Committee approved the acceleration of vesting for outstanding RSUs under the 2024 XBP Europe Stock Incentive Plan for certain participants, the modification to accelerate vesting was recognized at the date of the modification. As a result, the incremental compensation expense of $3.8 million was recognized based on fair value of the awards. The Company incurred total compensation expense of $3.8 million and $0 million related to restricted stock unit awards and stock option awards under the XBP 2024 Equity Plan for the three months ended March 31, 2025, and 2024.

16.Warrants

As of March 31, 2025, the Company had the following common stock warrants outstanding:

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

17.Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of March 31, 2025 and December 31, 2024, there were 35,711,498 and 30,166,102 shares of Common stock issued and outstanding, respectively.

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

The Company’s restructuring activity and balance of the restructuring liability is as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$1,685	$5,267
Restructuring charges	—	1,051
Payment of benefits	(307)	(4,634)
Balance at the end of the period	$1,378	$1,685

As of March 31, 2025 and December 31, 2024, the current portion of the restructuring liability was $1.4 million and $1.7 million respectively, and was included in accrued compensation and benefits in the condensed consolidated balance sheets.

19.Related Parties

The components of related party expense in the condensed consolidated statements of operations are summarized as follows:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Related party shared services	$849	$744
Related party service fee	713	182
Total related party expense	$1,562	$926

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the condensed consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the condensed consolidated statements of operations include sales to affiliates of ETI of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

The allocated shared service expenses and general corporate expenses incurred pursuant to the Services Agreement for the three months ended March 31, 2025 and 2024 were $0.8 million and $0.7 million, and are included in the related party expenses in the condensed consolidated statements of operations.

In the opinion of management of ETI and the Company, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during 2025 and 2024. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022 the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Company incurred total fees of $0.7 million and $0.2 million for the three months ended March 31, 2025 and 2024, which include services incurred under newly entered service agreements with Nventr, LLC and HOV Services Ltd.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in Great British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to December 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result, no related party notes payable was recorded in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The condensed consolidated statements of operations included related party interest expense of $0 and $0 million for the three months ended March 31, 2025 and 2024 in the related party interest expense (income), net.

The Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 6.0%, due at the end of the term. The condensed consolidated balance sheets included $1.5 million new related party notes payable as of March 31, 2025 and December 31, 2024. The condensed consolidated statements of operations included less than $0.1 million of related party interest expense for the period ended March 31, 2025 and March 31, 2024 in the related party interest expense (income), net.

Related Party Payables and Related Party Notes Payables Balances with Affiliates

Agreement with Nventr, LLC.

On February 5, 2025, the Company entered into a new related party service agreement with Nventr, LLC, a portfolio company of HGM and in which our executive chairman holds a 20% interest, that provides AI analytics solutions. The Company incurred an expense of $0.1 million and $0 million for the three months ended March 31, 2025 and 2024 in related party expenses within the condensed consolidated statements of operations. The company capitalized

$0.1 million and $0 million towards solutioning work for the three months ended March 31, 2025 and 2024, respectively.

Agreement with HOV Services Ltd.

On February 18, 2025, the Company entered into a new related party service agreement with HOV Services Ltd., a company in which our executive chairman also serves as executive chairman, to help mitigate the risk of service disruption from the ongoing chapter 11 proceedings of the ETI Debtor Subs by providing an alternate source for certain BPO, outsourcing, management, and financial transaction processing solutions. The Company incurred an expense of $0.2 million and $0 million for the three months ended March 31, 2025 and 2024 in related party expenses within the condensed consolidated statements of operations.

Related party payables and related party notes payables balances with affiliates as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Related party payables	Related party notes payable	Related party payables	Related party notes payable
ETI affiliates	$4,204	$1,512	$5,443	$1,451
Nventr, LLC	180	—	—	—
HOV Services Limited	160	—	—	—
Total	$4,544	$1,512	$5,443	$1,451

Acquisition of Membership Interest

On March 24, 2025, a Membership Interest Purchase Agreement (the “MI Agreement”) was executed between the Company and ETI. Under the terms of the MI Agreement, ETI, who is the record and beneficial owner of 100% of the membership interests in GP 2XCV Holdings LLC (“GP2 Holdings”), a Delaware limited liability company, sold and transferred all of the membership interests in GP2 Holdings to the Company. The only asset held by GP2 Holdings is all of the membership interests in GP 2XCV, LLC (“GP2”). The only asset held by GP2 is 11.500% First-Priority Senior Secured Notes due 2026 (“Exela 2026 Notes”) issued by a wholly owned subsidiary of ETI. The Company paid a purchase price of $2.3 million by way of issuing 1,680,000 shares of XBP common stock at a closing stock price of $1.37 on March 21, 2025. Accordingly, XBP recorded an investment of $2.3 million in Exela 2026 Notes as a “held-till-maturity” asset in the condensed consolidated balance sheet as of March 31, 2025 for the only acquired asset under this asset acquisition transaction. The Exela 2026 Notes were purchased credit deteriorated. Accordingly, the Company recorded an allowance for credit loss of $1.3 million and non-credit premium assets of $1.3 million. The Company amortized less than $0.1 million of non-credit premium asset during the three months ended March 31, 2025.

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

The CODM of the Company is the Company’s Chief Executive Officer. The CODM reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general,and administrative expenses, depreciation and amortization, interest expense and foreign exchange losses, net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented.

In accordance with applicable accounting guidance, the results of the disposable group are presented as discontinued operations in the condensed consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Note 3 - Discontinued Operations of the notes to condensed consolidated financial statements.

A reconciliation of segment profit to net loss before income taxes is presented below.

	Three months ended March 31, 2025
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$26,311	$11,362	$37,673
Cost of revenue (including related party cost of revenue of $0.01 million, exclusive of depreciation and amortization)	21,145	5,173	26,318
Segment profit	5,167	6,189	11,355
Selling, general and administrative expenses (exclusive of depreciation and amortization)			10,953
Related party expense			1,562
Depreciation and amortization			627
Interest expense, net			1,721
Related party interest expense, net			23
Foreign exchange gains, net			(71)
Changes in fair value of warrant liability			2
Pension income, net			(369)
Net income before income taxes			$(3,093)

	Three months ended March 31, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.1 million)	$26,637	$11,476	$38,113
Cost of revenue (including related party cost of revenue of $0.02 million, exclusive of depreciation and amortization)	22,983	5,097	28,080
Segment profit	3,654	6,379	10,033
Selling, general and administrative expenses (exclusive of depreciation and amortization)			6,968
Related party expense			926
Depreciation and amortization			808
Interest expense, net			1,417
Related party interest expense, net			19
Foreign exchange losses, net			753
Change in fair value of warrant liability			(37)
Pension income, net			(423)
Net loss before income taxes			$(398)

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for XBP Europe, and other statements that are not historical facts. These statements are based on the current expectations of XBP Europe management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding XBP Europe’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

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

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of March 31, 2025, the Company had approximately 1,500 employees (of which 145 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

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

Key Factors Affecting Company’s Business

The Company believes that its performance and future success depend upon several factors that present significant opportunities for us but also pose risks and challenges discussed in our 2024 Form 10-K under the heading “Risk Factors.”

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus restructuring and related expenses, non-cash equity compensation, foreign exchange gains or losses, changes in fair value of warrant liability, and non-recurring transaction costs incurred in connection with the Business Combination.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from continuing operations, the most directly comparable GAAP measure, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net loss from continuing operations	$(3,855)	$(858)
Income tax expense	762	460
Interest expense including related party interest expense, net	1,744	1,436
Depreciation and amortization	627	807
EBITDA from continuing operations	(722)	1,846
Restructuring and related expenses(1)	667	332
Foreign exchange losses, net	(71)	752
Stock-based compensation expense(2)	3,818	—
Changes in fair value of warrant liability	2	(37)
Transaction Fees(3)	—	49
Adjusted EBITDA from continuing operations	$3,694	$2,942
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.
(2)	See Note 15 - Stock-Based Compensation
(3)	Represents transaction costs incurred as part of the Business Combination.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from discontinued operations, the most directly comparable GAAP measure, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net loss from discontinued operations, net of income taxes	$(495)	$(1,350)
Income tax expense	—	—
Interest expense, net	14	10
Depreciation and amortization	32	150
EBITDA from discontinued operations	(449)	(1,190)
Foreign exchange losses (gains), net	(359)	80
Adjusted EBITDA from discontinued operations	$(808)	$(1,110)

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024 (US dollars in thousands)

	Three months ended March 31,
	2025	2024
Revenue:
Bills and Payments	$26,311	$26,637
Technology	11,362	11,476
Revenue, net (including related party revenue of $0.1 million and $0.1 million, respectively)	37,673	38,113
Cost of revenue:
Bills and Payments	21,145	22,983
Technology	5,173	5,097
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.0 million, respectively, exclusive of depreciation and amortization)	26,318	28,080
Selling, general and administrative expenses (exclusive of depreciation and amortization)	10,953	6,968
Related party expense	1,562	926
Depreciation and amortization	627	808
Operating profit	(1,787)	1,331
Interest expense, net	1,721	1,417
Related party interest expense, net	23	19
Foreign exchange losses (gains), net	(71)	753
Changes in fair value of warrant liability	2	(37)
Pension income, net	(369)	(423)
Net loss before income taxes	(3,093)	(398)
Income tax expense	762	460
Net loss from continuing operations	$(3,855)	$(858)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the quarter ended March 31, 2024.

Revenue

For the three months ended March 31, 2025, our net revenue on a consolidated basis decreased by $0.4 million, or 1.2%, to $37.7 million (including related party revenue of $0.1 million) from $38.1 million (including related party revenue of $0.0 million) for the three months ended March 31, 2024. On a constant currency basis, net revenue increased by $0.3 million or 0.9%, offset by the negative impact of foreign currency of $0.8 million or 2.0%.

Bills & Payments and Technology segments constituted 69.8%, and 30.2%, respectively, of our total net revenue for the three months ended March 31, 2025, compared to 69.9%, and 30.1%, respectively, for the three months ended March 31, 2024. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $26.3 million for the three months ended March 31, 2025, compared to $26.6 million for the three months ended March 31, 2024. The revenue decline of $0.3 million or 1.2%, is primarily attributable to negative impact of foreign currency accounting, offset by the positive impact of newly won business, some of which is in early stage of ramp. On a constant currency basis, revenue increased by $0.3 million or 1.2%, offset by the negative impact of foreign currency of $0.6 million or 2.4%.

Technology — For the three months ended March 31, 2025, net revenue attributable to the Technology segment decreased by $0.1 million or 1.0%, to $11.4 million from $11.5 million for the three months ended March 31, 2024. The revenue decline in the Technology segment was largely due to the negative impact of foreign currency and lower license sales offset by higher implementation and professional services revenue. On a constant currency basis, revenue increased by $0.0 million or 0.1%, offset by the negative impact of foreign currency of $0.1 million or 1.1%.

Cost of Revenue

For the three months ended March 31, 2025, the cost of revenue decreased by $1.8 million, or 6.3%, compared to the three months ended March 31, 2024. On a constant currency basis, total cost of revenue decreased by $1.1 million or 3.9%, with the positive impact of foreign currency accounting for additional reduction of $0.7 million or 2.3%, when compared to the cost of revenue for the three months ended March 31, 2024.

In the Bills & Payments segments, the decrease was primarily attributable to improved operational leverage, reduced cost resulting from completed projects with higher levels of automation applied, and optimization efforts coupled with the positive impact of foreign currency accounting. Costs to the Bills & Payments segment decreased by $1.8 million, or 8.0%. On a constant currency basis, cost of revenue at the Bills & Payments segment declined by $1.3 million or 5.7%, and the positive impact of foreign currency accounting reduced cost of revenue by $0.5 million or 2.3%, when compared to the cost of revenue for the three months ended March 31, 2024.

The cost of revenue in the Technology segment increased by $0.1 million, or 1.5%, primarily due to the change in the revenue mix within the Technology segment as well as investment in new technology resources. On a constant currency basis, cost of revenue at the Technology segment increased by $0.2 million or 4.2%, offset by the positive impact of foreign currency accounting for $0.1 million or 2.7%.

The decrease in cost of revenues as a percent of revenue on a consolidated basis was primarily due to a change in the revenue mix, automation, and executed savings initiative. Cost of revenue for the three months ended March 31, 2025 was 69.9% of revenue compared to 73.7% of revenue for the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $4.0 million, or 57.2%, to $11.0 million for the three months ended March 31, 2025, compared to $7.0 million for the three months ended March 31, 2024. The increase was primarily attributable to $3.8 million of stock-based compensation recorded in the quarter. Excluding this item, SG&A expenses of $7.1 million were $0.2 million or 2.4% higher compared to the three months ended March 31, 2024. The increase was primarily driven by increased investments in the sales team, offset by cost optimization initiatives which resulted in reduced operating lease and facility expenses. SG&A expenses increased as a percentage of revenue to 29.1% (18.9% excluding non-cash equity compensation) for the three months ended March 31, 2025 as compared to 18.3% for the three months ended March 31, 2024.

Related Party Expense

Related party expense was $1.6 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024. The increase was primarily driven by the expansion of Center of Excellence

(COE), which includes consolidating financial processes to strengthen the controls framework, as well as two new related party services as described in Note 19 – Related Parties.

Depreciation and Amortization

Total depreciation and amortization expense was $0.6 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in total depreciation and amortization expense by $0.2 million was primarily due to a decrease in amortization expense related to outsource contract costs during the three months ended March 31, 2025.

Interest Expense

Interest expense was $1.7 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024, largely due to an increase in borrowing costs as a result of higher borrowings under the 2024 Credit Facilities and higher pension interest cost during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Related Party Interest Expense, Net

Related party interest expense, net was $23 thousand for the three months ended March 31, 2025 compared to related party interest expense, net of $19 thousand for the three months ended March 31, 2024.

Foreign Exchange Losses (Gains), net

Foreign exchange gain was $71 thousand for the three months ended March 31, 2025 compared to foreign exchange losses of $0.8 million for the three months ended March 31, 2024, primarily due to a higher unrealized exchange gains for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the three months ended March 31, 2025 was a gain of $2 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between December 31, 2024 and the end of the reporting period, March 31, 2025.

Pension Income, net

Pension income, net was $0.4 million for the three months ended March 31, 2025 compared to pension income, net of $0.4 million for the three months ended March 31, 2024.

Income Tax Expense

The Company had an income tax expense of $0.8 million for the three months ended March 31, 2025 compared to an income tax expense of $0.5 million for the three months ended March 31, 2024. The increase in the income tax expenses for the current period was primarily due to higher profitability in the U.K., the Netherlands, and Germany.

Liquidity and Capital Resources

Overview

At March 31, 2025 and December 31, 2024 cash and cash equivalents totaled $9.7 million and $12.1 million, respectively.

The Company currently expects to spend approximately $2.0 to $3.0 million on total capital expenditures and capitalizable contracts set-up cost over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of March 31, 2025, and in comparison to December 31, 2024, total debt increased by $0.8 million primarily due to borrowings under the 2024 Senior Credit Facilities and Revolving Credit Facilities. (See “Indebtedness” below).

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

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2025	2024	Change
Net cash used in operating activities	$(929)	$(3,610)	$2,681
Net cash used in investing activities	(1,091)	(385)	(706)
Net cash provided by (used in) financing activities	(450)	678	(1,128)
Effect of exchange rates on cash and cash equivalents	90	(87)	177
Net increase (decrease) in cash and cash equivalents	$(2,380)	$(3,404)	$1,024

Analysis of Cash Flow Changes between the three months ended March 31, 2025 and 2024

Operating Activities — Net cash used in operating activities was $0.9 million for the three months ended March 31, 2025, compared to net cash used by operating activities of $3.6 million for the three months ended March 31, 2024. The decrease of $2.7 million in cash used in operating activities was largely due to higher inflows from accrued expenses and other liabilities, partially offset by higher outflows from accounts receivable.

Investing Activities — Net cash used in investing activities was $1.1 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $0.4 million for the three months ended March 31, 2024.

The increase of $0.7 million in cash used in investing activities was primarily due to higher additions of property, plant and equipment during the three months ended March 31, 2025.

Financing Activities — Net cash used in financing activities was $0.4 million for the three months ended March 31, 2025, compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2024. The increase of $1.1 million in net cash used in financing activities for the three months ended March 31, 2025 was primarily due to higher principal payments on the 2024 Senior Credit Facilities and 2024 Term Loan Facilities.

Indebtedness

Secured Borrowing Facility

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

As of March 31, 2025, the Company’s outstanding factored accounts receivable amounted to approximately $10.1 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.2 million for the three months ended March 31, 2025 which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed combined and consolidated statements of operations and comprehensive loss.

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

As of March 31, 2025, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.3 million, $9.7 million, and $15.4 million, respectively. As of December 31, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.4 million, $9.8 million, and $14.7 million, respectively.

As of March 31, 2025 and December 31 2024, the Revolving Working Capital Loan Facility had an outstanding balance of $2.6 million, and $2.2 million, respectively.

During the three months ended March 31, 2025, the Company repaid $0.2 million and $0.6 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively.

The outstanding principal amount of the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands commencing Sept 30, 2024, with the remaining outstanding principal amount of £750k payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands commencing Sept 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of March 31, 2025, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

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

Critical Accounting Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our 2024 Form 10-K for a complete discussion of critical accounting estimates. There have been no material changes to 2024 Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated,can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such review and evaluation, our CEO and our CFO have concluded that as of March 31, 2025, our internal controls were effective at the reasonable assurance level for this purpose.

Changes in Internal Controls over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the Labor Court on June 9, 2022. Conciliation hearings at the Labor Court were held on September 27, 2022, December 13, 2022, March 7, 2023, September 5, 2023, November 14, 2023, December 5, 2023 and February 5, 2024.

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

The Company reached a number of settlements with 56 claimants prior to the court’s June 2024 decision and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remain to be paid by the Company. The Company will also be responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund, which is not expected to significantly increase the Company’s total costs. The Company has appealed the decision. The Company accrued $1.0 million and $1.0 million in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, based on the estimate of the range of possible losses.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the three-month period ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Dated:	By:	/s/ Andrej Jonovic
May 15, 2025		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
May 15, 2025		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)