Form 10-Q
period 2025-06-30
XBP Global Holdings, Inc.
filed 2025-08-14
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40206

XBP Global Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2002883
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

6641 N. Belt Line Road, Suite 100 Irving, Texas	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

XBP Europe Holdings Inc.

2701 East Grauwyler Road
Irving, Texas 75061

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 14, 2025, the Registrant had 117,515,972 shares of common stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q includes the historical operations of XBP Europe Holdings, Inc. (now known as XBP Global Holdings, Inc.) for the period ended June 30, 2025, which occurred prior to the completion of its acquisition of Exela Technolgies BPA, LLC and its subsidiaries (“BPA”), subject to certain conditions, on July 15, 2025 (and which conditions were satisfied as of July 29, 2025, the same day the name was changed). The financial information presented herein does not include the operations of BPA and therefore is not indicative of the results of the combined company following this acquisition.

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$6,121	$12,099
Accounts receivable, net of allowance for credit losses of $936 and $1,198, respectively	33,610	19,810
Inventories, net	4,042	3,823
Prepaid expenses and other current assets	5,599	4,228
Current assets held for sale	1,236	1,378
Total current assets	50,608	41,338
Property, plant and equipment, net of accumulated depreciation of $46,247 and $40,325, respectively	13,530	11,272
Operating lease right-of-use assets, net	5,070	4,805
Goodwill	24,361	21,666
Intangible assets, net	1,270	1,121
Deferred income tax assets	7,100	7,026
Related party long term notes receivable	2,055	—
Other noncurrent assets	1,189	817
Total assets	$105,183	$88,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$15,931	$12,553
Related party payables	7,588	5,443
Accrued liabilities	23,141	17,993
Accrued compensation and benefits	22,979	16,482
Customer deposits	148	277
Deferred revenue	6,565	6,870
Current portion of finance lease liabilities	1	12
Current portion of operating lease liabilities	1,879	1,734
Current portion of long-term debts	6,755	4,958
Current liabilities held for sale	4,161	2,443
Total current liabilities	89,148	68,765
Related party notes payable	1,640	1,451
Long-term debt, net of current maturities	25,593	23,966
Pension liabilities	11,823	10,339
Operating lease liabilities, net of current portion	3,373	3,271
Other long-term liabilities	1,885	1,599
Total liabilities	$133,462	$109,391
Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized; 35,915,548 shares issued and outstanding as of June 30, 2025 and 30,166,102 shares issued and outstanding as of December 31, 2024, respectively	4	30
Additional paid in capital	7,950	1,611
Accumulated deficit	(34,944)	(23,705)
Accumulated other comprehensive loss:	—
Foreign currency translation adjustment	(1,534)	474
Unrealized pension actuarial gains, net of tax	245	244
Total accumulated other comprehensive loss	(1,289)	718
Total stockholders’ deficit	(28,279)	(21,346)
Total liabilities and stockholders’ deficit	$105,183	$88,045

The accompanying notes are an integral part of these condensed consolidated financial statements

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue, net	$39,431	$33,534	$76,962	$71,581
Related party revenue, net	184	81	326	147
Cost of revenue (exclusive of depreciation and amortization)	27,787	27,007	54,096	55,069
Related party cost of revenue	8	10	17	28
Selling, general and administrative expenses (exclusive of depreciation and amortization)	10,407	5,998	21,360	12,966
Related party expense	2,417	1,179	3,979	2,105
Depreciation and amortization	607	775	1,234	1,583
Operating loss	$(1,611)	$(1,354)	$(3,398)	$(23)
Other expense (income), net
Interest expense, net	1,999	1,461	3,720	2,878
Related party interest expense, net	25	22	48	41
Foreign exchange losses (gains), net	(311)	596	(382)	1,349
Changes in fair value of warrant liability	—	(2)	2	(39)
Other income, net	(392)	(421)	(761)	(844)
Net loss before income taxes	$(2,932)	(3,010)	(6,025)	(3,408)
Income tax expense	514	542	1,276	1,002
Net loss from continuing operations	$(3,446)	(3,552)	(7,301)	(4,410)
Net loss from discontinued operations, net of income taxes	(3,443)	(1,171)	(3,938)	(2,521)
Net loss	$(6,889)	$(4,723)	$(11,239)	$(6,931)
Loss per share:
Basic and diluted - continuing operations	$(0.10)	$(0.12)	$(0.22)	$(0.15)
Basic and diluted - discontinued operations	(0.10)	(0.04)	(0.12)	(0.08)
Basic and diluted	$(0.19)	$(0.16)	$(0.34)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2025 and 2024

(in thousands of United States dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(6,889)	$(4,723)	$(11,239)	$(6,931)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,432)	144	(2,008)	422
Unrealized pension actuarial (loss) gain, net of tax	6	247	1	537
Total other comprehensive loss, net of tax	$(8,315)	$(4,332)	$(13,246)	$(5,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

				Accumulated Other
				Comprehensive Loss
					Unrealized
				Foreign	Pension
				Currency	Actuarial
	Common Stock		Additional	Translation	Gains (Losses),	Accumulated	Total
	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2023	30,166,102	$30	$—	$(1,416)	$157	$(11,339)	$(12,568)
Net loss January 1, 2024 to March 31, 2024	—	—	—	—	—	(2,208)	(2,208)
Foreign currency translation adjustment	—	—	—	278	—	—	278
Net unrealized pension actuarial gains, net of tax	—	—	—	—	290	—	290
Balances at March 31, 2024	30,166,102	$30	$—	$(1,138)	$447	$(13,547)	$(14,208)
Net loss April 1, 2024 to June 30, 2024	—	—	—	—	—	(4,723)	(4,723)
Stock-based compensation	—	—	160	—		—	160
Foreign currency translation adjustment	—	—	—	144	—	—	144
Net unrealized pension actuarial gains, net of tax	—	—	—	—	247	—	247
Balances at June 30, 2024	30,166,102	$30	$160	$(994)	$694	$(18,270)	$(18,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

				Accumulated Other
				Comprehensive Loss
					Unrealized
				Foreign	Pension
				Currency	Actuarial
	Common Stock		Additional	Translation	Gains (Losses),	Accumulated	Total
	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2024	30,166,102	$30	$1,611	$474	$244	$(23,705)	$(21,346)
Net loss January 1, 2025 to March 31, 2025	—	—	—	—	—	(4,350)	(4,350)
Stock-based compensation	3,865,396	4	3,583	—	—	—	3,587
Acquisition of membership interest	1,680,000	2	2,300	—	—	—	2,302
Foreign currency translation adjustment	—	—	—	(576)	—	—	(576)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	(5)	—	(5)
Balances at March 31, 2025	35,711,498	$36	$7,494	$(102)	$239	$(28,055)	$(20,388)
Net loss April 1, 2025 to June 30, 2025	—	—	—	—	—	(6,889)	(6,889)
Stock-based compensation	204,050	—	424	—	—	—	424
Reclass adjustment	—	(32)	32	—	—	—	—
Foreign currency translation adjustment	—	—	—	(1,432)	—	—	(1,432)
Net unrealized pension actuarial losses, net of tax	—	—	—	—	6	—	6
Balances at June 30, 2025	35,915,548	$4	$7,950	$(1,534)	$245	$(34,944)	$(28,279)

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Condensed Consolidated Statements of Cash Flows

For the three months ended June 30, 2025 and 2024

(in thousands of United States dollars)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(11,239)	$(6,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,045	1,520
Amortization of intangible assets	255	360
Debt issuance cost amortization	218	—
Credit loss expense	(260)	176
Changes in fair value of warrant liability	2	(39)
Stock-based compensation expense	4,011	160
Unrealized foreign currency losses (gains)	(982)	1,323
Change in deferred income taxes	648	(80)

Change in operating assets and liabilities
Accounts receivable	(10,322)	1,799
Inventories	415	(83)
Prepaid expense and other assets	(927)	(2,482)
Accounts payable	1,889	3,000
Related party payables	3,024	(2,221)
Accrued expenses and other liabilities	9,182	(1,528)
Deferred revenue	(995)	(708)
Customer deposits	28	195
Net cash used in operating activities	(4,008)	(5,540)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,878)	(553)
Additions to internally developed software	(258)	(173)
Net cash used in investing activities	(2,136)	(726)

Cash flows from financing activities
Borrowings under revolving credit facility	—	15,339
Principal payments on 2024 Term Loan A Facility	(195)	—
Principal payments on 2024 Term Loan B Facility	(574)	—
Principal payments on long-term obligations	—	(468)
Proceeds from secured credit facility	3,407	972
Principal payments on secured credit facility	(2,997)	(18)
Principal payments on finance leases	(12)	(207)
Net cash provided by (used in) financing activities	(371)	15,618
Effect of exchange rates on cash and cash equivalents	614	(695)
Net increase (decrease) in cash and cash equivalents	(5,901)	8,657

Cash and equivalents, beginning of period, including cash from discontinued operations	12,106	6,905
Cash and equivalents, end of period, including cash from discontinued operations	$6,205	$15,562

Supplemental cash flow data:
Income tax payments, net of refunds received	2,015	60
Interest paid	1,871	1,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

XBP Global Holdings, Inc.

(formerly known as XBP Europe Holdings, Inc.)

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

1.General

As of June 30, 2025, XBP Europe Holdings, Inc. (now known as XBP Global Holdings, Inc.) (the “Company” or “XBP Europe”) was a pan-European integrator of bills, payments and related solutions and services seeking to enable digital transformation of businesses. The Company’s name — “XBP” — stands for “exchange for bills and payments” and reflects the Company’s strategy to facilitate connections between buyers and suppliers to optimize clients’ bills and payments and related digitization processes. XBP believes its business ultimately advances digital transformation, improves market-wide liquidity, and encourages sustainable business practices.

The Company provides business process management solutions with proprietary software suites and deep domain expertise, serving as a technology and operations partner for its clients’ strategic journeys and streamlining their complex, disconnected payment processes. As of June 30, 2025, the Company served in excess of 1,000 clients across Europe, the Middle East and Africa (“EMEA”). The Company’s client relationships span multiple industries, including banking, healthcare, insurance, and the public sector. The Company is able to deploy its solutions to clients in any EMEA market due to its cloud-based structure. As of June 30, 2025, its physical footprint spanned 15 countries and approximately 30 locations.

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

The condensed consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

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

2.Reverse Recapitalization

As discussed in Note 1, on November 29, 2023, the Company consummated a business combination pursuant to the Merger Agreement. The Business Combination was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, XBP Europe was deemed the accounting acquirer (and legal acquiree) and CF VIII was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of XBP Europe issuing stock for the net assets of CF VIII, accompanied by a recapitalization. XBP Europe was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	XBP Europe’s pre-combination stockholder had the majority of the voting power in the post-Business Combination company;
●	XBP Europe’s stockholder had the ability to appoint a majority of the Company’s board of directors (the “Board”);
●	XBP Europe’s management team was the management team of the post-Business Combination company;
●	XBP Europe’s prior operations was comprised of the ongoing operations of the post-Business Combination company;
●	XBP Europe was the larger entity based on historical revenues and business operations; and
●	The post-Business Combination company had assumed XBP Europe’s operating name.

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

The Company incurred $3.3 million in transaction costs relating to the Merger for the year ended December 31, 2023, $0.3 million of which was recorded to additional paid-in capital and the remaining $3.0 million was expensed. Transaction costs as described above consist of directors and officers’ liability insurance cost, legal and professional fees, and other fees relating to the consummation of the Business Combination.

Immediately after giving effect to the Business Combination, there were 30,166,102 shares of common stock outstanding, 6,249,980 Public Warrants outstanding and 385,000 Private Warrants outstanding. See Note 16 – Warrants and Note 17 – Stockholders’ Deficit for more details.

3.Discontinued Operations

The Company classifies assets as held-for-sale (a “disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

During the third quarter of 2024, certain on-demand printing operations of the Company met the criteria for classification as held for sale and accordingly, were measured at the lower of their carrying value or fair value less costs to sell. The Company recorded an impairment charge of $0.1 million relating to this disposable group in impairment of goodwill in the consolidated statement of operations of the disposal group for the year ended December 31, 2024. The Company determined that this held for sale disposable group has met the criteria to be disclosed as discontinued operations, because it represents a significant strategic shift that will have a major effect on the Company’s operations and financial results.

The results of the disposable group are presented as discontinued operations in the condensed consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Impairment loss was recorded during the year ended December 31, 2024, in impairment of goodwill in the consolidated statements of operations of the disposal group. Further, the Company has reclassified the assets and liabilities of the disposable group as assets and liabilities held for sale in the condensed consolidated statements of balance sheets for all periods presented. The condensed consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, references within the notes to condensed consolidated financial statements relates to continuing operations.

The financial results of the disposable group are presented as a loss from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents the major components of financial results of the Company’s disposable group for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Revenue, net	$826	$2,498	$2,485	$4,735
Cost of revenue (exclusive of depreciation and amortization)	3,069	2,465	4,799	4,800
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,233	907	1,935	1,884
Related party expense	36	36	72	72
Depreciation and amortization	34	148	66	297
Operating loss	(3,546)	(1,058)	(4,386)	(2,318)
Other expense (income), net
Interest expense, net	(0)	5	13	15
Foreign exchange losses (gains), net	(102)	108	(461)	188
Net loss from discontinued operations before income taxes	(3,443)	(1,171)	(3,939)	(2,521)
Income tax expense	—	—	—	—
Net loss from discontinued operations, net of income taxes	$(3,443)	$(1,171)	$(3,939)	$(2,521)

As of June 30, 2025, the assets and liabilities of the disposable group are classified as current in the Company’s condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets for the periods presented:

June 30,
(dollars in thousands)	2025
ASSETS
Current assets
Cash and cash equivalents	$84
Accounts receivable, net of allowance for credit losses of $94	67
Inventories, net	300
Prepaid expenses and other current assets	330
Property, plant and equipment, net of accumulated depreciation of $4,209	455
Total current assets held for sale	$1,236

LIABILITIES
Current liabilities
Accounts payable (including related party of $323)	$1,375
Accrued liabilities	1,671
Accrued compensation and benefits	875
Customer deposits	240
Total current liabilities held for sale	$4,161

December 31,
(dollars in thousands)	2024
ASSETS
Current assets
Cash and cash equivalents	$7
Accounts receivable, net of allowance for credit losses of $90	48
Inventories, net	422
Prepaid expenses and other current assets	465
Property, plant and equipment, net of accumulated depreciation of $3,690	436
Total current assets held for sale	$1,378

LIABILITIES
Current liabilities
Accounts payable (including related party of $305)	$1,170
Accrued liabilities	895
Accrued compensation and benefits	338
Customer deposits	40
Total current liabilities held for sale	$2,443

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Depreciation	$34	$148	$66	$298
Credit loss expense (income)	8	—	9	(8)
Unrealized foreign currency losses (gains)	(102)	108	(460)	188
Purchase of property, plant and equipment	$—	$—	$—	$94

4.New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended
(dollars in thousands)	2025	2024	2025	2024
France	$12,106	$12,773	$24,831	$27,001
Germany	10,379	8,514	21,001	18,807
United Kingdom	11,351	7,182	20,057	14,738
Sweden	3,137	3,105	6,598	7,084
Other	2,458	1,960	4,475	3,951
Total Revenue, net	$39,431	$33,534	$76,962	$71,581

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Accounts receivable, net	$33,610	$19,810
Deferred revenues	6,565	6,870
Customer deposits	148	277
Costs to obtain and fulfill a contract	$—	$—

Accounts receivable, net includes $8.0 million and $6.5 million as of June 30, 2025 and December 31, 2024, respectively, representing amounts not billed to customers. Unbilled receivables are accrued and represent work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $1.5 million and $4.5 million during the three and six months ended June 30, 2025, respectively, that had been deferred as of December 31, 2024. The Company recognized revenue of $1.5 million and $3.4 million during the three and six months ended June 30, 2024, respectively, that had been deferred as of December 31, 2023.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, the Company did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company will recognize the revenue from deferred revenue as of June 30, 2025 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

(dollars in thousands)
Remainder of 2025	$6,256
2026	239
2027	70
Total	$6,565

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

As the Company experienced net losses for the periods presented, the Company did not include the effect of 6,634,980 shares of common stock issuable upon exercise of 6,634,980 warrants sold in the IPO and Private Placement and issued in connection with completion of the Business Combination, or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options (1,052,386 as of June, 2025) in the calculation of diluted loss per share for the three and six months ended June 30, 2025 and 2024, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Three months ended June 30,		Six months ended
(dollars in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss from continuing operations attributable to common stockholders (A)	$(3,446)	$(3,552)	$(7,301)	$(4,410)
Net loss from discontinued operations attributable to common stockholders (B)	(3,443)	(1,171)	(3,938)	(2,521)
Net loss attributable to common stockholders (C)	$(6,889)	$(4,722)	$(11,239)	$(6,930)

Weighted average common shares outstanding – basic and diluted (D)	35,906,579	30,166,102	33,417,740	30,166,102
Loss Per Share:
Basic and diluted - continuing operations (A/D)	$(0.10)	$(0.12)	$(0.22)	$(0.15)
Basic and diluted - discontinued operations (B/D)	(0.10)	(0.04)	(0.12)	(0.08)
Basic and diluted (C/D)	$(0.19)	$(0.16)	$(0.34)	$(0.23)

6.Inventories

Inventories, net consist of the following:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Finished goods	$5,860	$5,585
Allowance for obsolescence	(1,818)	(1,762)
Total inventories, net	$4,042	$3,823

Finished goods inventory includes $1.8 million and $1.8 million of allowance for obsolescence as of June 30, 2025 and December 31, 2024, respectively. The Company allowance for obsolescence is based on a policy developed by historical experience and management judgment.

7.Accounts Receivable

Accounts receivable, net consist of the following:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Billed receivables	$26,511	$14,554
Unbilled receivables	8,035	6,454
Less: Allowance for credit losses	(936)	(1,198)
Total accounts receivable, net	$33,610	$19,810

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the three months ended June 30, 2025 and 2024 (all related to accounts receivables):

	June 30,
(dollars in thousands)	2025	2024
Balance at January 1, of the allowance for expected credit losses	$1,198	$1,183
Change in the provision for expected credit losses for the period	(262)	184
Balance at June 30, of the allowance for expected credit losses	$936	$1,367

8.Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Expected Useful Lives	June 30,	December 31,
(dollars in thousands)	(in Years)	2025	2024
Buildings and improvements	7 – 40	$9,758	$8,770
Leasehold improvements	Shorter of life of improvement or lease term	797	712
Machinery and equipment	5 – 15	8,780	6,935
Computer equipment and software	3 – 8	29,465	25,663
Furniture and Fixtures	5 – 15	9,100	7,855
Finance lease right-of use assets	Shorter of life of the asset or lease term	1,877	1,662
		59,777	51,596
Less: Accumulated depreciation and amortization		(46,247)	(40,325)
Total property, plant and equipment, net		$13,530	$11,272

Depreciation expense related to property, plant and equipment was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively and $1.0 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

9.Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	Weighted
	Average	June 30, 2025
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	1.5	$3,346	$(2,738)	$608
Internally developed software	4.0	774	(112)	662
Total intangibles, net		$4,933	$(3,663)	$1,270

	Weighted
	Average	December 31, 2024
	Remaining	Gross
	Useful Life	Carrying	Accumulated	Intangible Asset,
(dollars in thousands)	(in Years)	Amount (a)	Amortization	net
Customer relationships	2.0	$2,960	$(2,241)	$719
Internally developed software	4.5	432	(30)	402
Total intangibles, net		$4,111	$(2,990)	$1,121
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions

Aggregate amortization expense related to intangibles was $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Estimated intangibles amortization expense for the next five years consists of the following:

Estimated
Amortization
(dollars in thousands)	Expenses
Remainder of 2025	$287
2026	569
2027	165
2028	165
2029 and thereafter	84
Total	$1,270

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into two segments: Bills and Payments and Technology (See Note 20 – Segment Information).

Goodwill by reporting segment consists of the following:

	Balances at				Currency	Balances at
	January 1,				Translation	June 30,
(dollars in thousands)	2025	Additions	Disposals	Impairments	Adjustments	2025
Bills and Payments	$9,499	$—	$—	$—	$1,198	$10,697
Technology	12,167	—	—	—	1,497	13,664
Total	$21,666	$—	$—	$—	$2,695	$24,361

	Balances at				Currency	Balances at
	January 1,				Translation	December 31,
(dollars in thousands)	2024	Additions	Disposals	Impairments	Adjustments	2024
Bills and Payments	$9,971	$—	$—	$—	$(472)	$9,499
Technology	12,852	—	—	—	(685)	12,167
Total	$22,823	$—	$—	$—	$(1,157)	$21,666

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

As of June 30, 2025, the Company’s outstanding factored accounts receivable totaled approximately $7.5 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2025, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.5 million, $10.5 million, and $16.7 million, respectively. As of December 31, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.4 million, $9.8 million, and $14.7 million, respectively.

As of June 30, 2025 and December 31, 2024, the Revolving Working Capital Loan Facility had an outstanding balance of $2.9 million, and $2.2 million, respectively.

During the three months ended June 30, 2025, the Company repaid $0 of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively.

During the six months ended June 30, 2025, the Company repaid $0.2 million and $0.6 million of outstanding principal under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively.

The outstanding principal amount of the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands commencing September 30, 2024, with the remaining outstanding principal amount of £750k payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands commencing September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest.

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of June 30, 2025, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

Debt Outstanding

As of June 30, 2025, and December 31, 2024, the following debt instruments were outstanding:

	June 30,	December 31,
(dollars in thousands)	2025	2024
2024 Term Loan A Facility(1)	$3,322	$3,198
2024 Term Loan B Facility(2)	9,957	9,276
2024 Revolving Credit Facility(3)	16,193	14,218
Revolvers(4)	2,876	2,233
Total debt	32,348	28,924
Less: Current portion of long-term debt	6,755	4,958
Long-term debt, net of current maturities	$25,593	$23,966
(1)	Net of unamortized debt issuance costs of $0.2 million as of June 30, 2025.

(2)	Net of unamortized debt issuance costs of $0.5 million as of June 30, 2025.
(3)	Net of unamortized debt issuance costs of $0.5 million as of June 30, 2025.
(4)	Includes $2.9 million and $2.2 million of outstanding balance under working capital loan as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, maturities of long-term debt were as follows:

(dollars in thousands)	Maturity
Remainder of 2025	$5,343
2026	3,289
2027	3,290
2028	21,595
2029 and thereafter	—
Total debt	33,517
Less: Unamortized discount and debt issuance costs	1,169
Total maturities of long-term debt	$32,348

11.Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $0.5 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively, from continuing operations.

The Company’s ETR from continuing operations of (17.5)% and (21.2)% for three and six months ended June 30, 2025 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by uncertain tax benefits, permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized, and remeasurement of existing uncertain tax positions.

For the three and six months ended June 30, 2024, the Company’s ETR from continuing operations of (18.0)% and (29.4)%, respectively, differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, foreign tax rates that differ from the U.S. federal statutory rate, and valuation allowances on a portion of the Company’s foreign deferred tax assets that are not more likely than not to be realized.

During the six months ended June 30, 2025, the Company's liability for unrecognized tax benefits (including interest and penalties) increased by $267 thousand. This increase is primarily due to accrued interest during the year and foreign currency remeasurements.

The Organization for Economic Co-operation and Development reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. We determined these rules did not have a material impact on our taxes for the three and six months ended June 30, 2025 and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

As of June 30, 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2024.

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

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participant’s leaving the Company or April 30, 2018.

Asterion Pension Plan

In 2018, Exela Technologies Holding GmbH, acquired the obligation to provide pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company or April 10, 2018.

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2025 and December 31, 2024, the Company recorded actuarial gains of $0.2 million and $0.2 million, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Service cost	$9	$9	$17	$18
Interest cost	836	739	1,623	1,483
Expected return on plan assets	(856)	(726)	(1,663)	(1,455)
Amortization
Amortization of net loss	463	305	899	612
Net periodic benefit cost	$452	$327	$876	$658

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within pension income, net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Europe’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.2 million and $0.9 million to its pension plans during the three and six months ended June 30, 2025 and 2024, respectively, and $0 million and $0.6 million during the three and six months ended June 30, 2024, respectively. The Company is expecting to fund the pension plans with the required contributions for 2025 based on current plan provisions.

13.Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe any of these actions that are currently pending will have a material, adverse effect on our condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows.

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

In March 2023, 67 claimants (after the in-principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023, and the court issued its decision on May 9, 2023, upholding all of the plaintiffs’ claims for a total amount of $1.1 million. However, the court’s decision did not increase the Company’s anticipated exposure for the overall claim.

The Company has appealed the decision (and paid the amount of $1.1 million to 66 of the 67 claimants, and a settlement agreement in principle was subsequently reached with one further claimant on November 10, 2023 pending the appeal). Since the majority of the claimants concluded settlement agreements with the Company, the appeal proceedings pertain only to 15 remaining claimants who have not settled. The next hearing, pertaining only to the remaining claimants who have not concluded settlement agreements with the Company, is scheduled for September 8, 2025.

In addition to the above, the substantive hearing was held on February 16, 2024, and a decision was made on June 28, 2024. The Company has appealed the decision from that substantive hearing.

The Company reached a number of settlements with 56 claimants prior to the court’s June 2024 decision and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remained to be paid by the Company. The Company also became responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund. The Company has appealed the decision and continued settlement negotiations. The Company accrued $0.8 million and $1.0 million in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, based on the estimate of the range of possible losses. On May 21, 2025 the Company agreed in principle to settle with the remaining 15 claimants and to pay them $0.8 million.

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

14.Fair Value Measurement

Fair Value of Financial Instruments

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of June 30, 2025 and December 31, 2024, due to the relative short maturity of these instruments. The fair values of the Company’s loans and receivables under the factoring arrangement entered into by subsidiaries of the Company are equal to the carrying values.

As of June 30, 2025 and December 31, 2024, the Company determined the fair value of Private Warrants’ liability as $9 thousands and $7 thousands, respectively, included in the other long-term liabilities in the condensed consolidated balance sheets under Level 3 fair value measurement using the Black-Scholes option pricing model.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$7	$50
Change in the fair value of the private warrants liability	2	(43)
Balance at end of period	$9	$7

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

The Compensation Committee of the Company, using its discretionary authority under the XBP 2024 Equity Plan to accelerate the vesting of certain awards, approved accelerated vesting of 3,873,183 RSUs and 103,951 stock options then outstanding on April 4, 2025, March 20, 2025, and March 31, 2025, resulting in modification of the awards. The Company recognized compensation cost for this accelerated vesting of awards of $0.4 million for the three months ended June 30, 2025 and $3.8 million for the three months ended March 31, 2025. The Company withheld 170,946 shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a less than a year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the six months ended June 30, 2025 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2024	3,325,329	$1.24	2.19
Shares forfeited	—	—	—
Shares vested	(4,069,446)	1.27	—
Shares withheld	(170,946)	1.36	—
Addition in the quarter	1,967,449	1.33	2.33
Outstanding Balance as of June 30, 2025	1,052,386	$1.29	2.33

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require no less than a four (4) year ratable vesting period. Stock option activity for the six months ended June 30, 2025 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2024	95,000	$0.58	$1.31	3.08
Exercised	—	—	—	—
Forfeited	(22,000)	—	—	—
Addition in the quarter	30,951	0.16	1.24	3.88
Vested	(103,951)	0.45	1.29	—
Outstanding Balance as of June 30, 2025(1)	—	—	—	—
(1)	Exercise prices of all of the outstanding options as of June 30, 2025 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of June 30, 2025, there was $0.9 million of total unrecognized compensation expense related to non-vested restricted stock unit awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses.

16.Warrants

As of June 30, 2025, the Company had the following common stock warrants outstanding:

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

If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to affect such registration or qualification.

Private Placement and Forward Purchase Warrants

The Private Placement and Forward Purchase Warrants (together “Private Warrants”) meet the definition of a derivative; however, they don’t meet the equity scope exception in ASC 815 and are therefore classified as a liability. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Cantor or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, (ii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, and (iii) shall not be redeemable by the Company,

Upon exercise of each of the Public Warrants and Private Warrants, the exercise price and number of shares of Common Stock issuable may be adjusted in certain circumstances including in the event of a stock dividend, a consolidation, combination, reverse stock split or reclassification of shares of Common Stock.

17.Stockholders’ Deficit

Preferred Stock — The Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of June 30, 2025 and December 31, 2024, there were 35,915,548 and 30,166,102 shares of Common stock issued and outstanding, respectively.

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

The Company’s restructuring activity and balance of the restructuring liability was as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$1,685	$5,267
Restructuring charges	449	1,051
Payment of benefits	(1,095)	(4,634)
Balance at the end of the period	$1,038	$1,685

As of June 30, 2025 and December 31, 2024, the current portion of the restructuring liability was $1.0 million and $1.7 million respectively, and was included in accrued compensation and benefits in the condensed consolidated balance sheets.

19.Related Parties

The components of related party expense in the condensed consolidated statements of operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Related party shared services (ETI affiliates)	$505	$839	$1,353	$1,583
Related party service fee (ETI affiliates)	290	340	713	522
Related party service fee (HOVS limited)	1,364	—	1,523	—
Related party service fee (NVENTR AI)	258	—	390	—
Total related party expense	$2,417	$1,179	$3,979	$2,105

Historically, the Company has been managed and operated in the ordinary course of business with other affiliates of its former parent company, ETI. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the condensed consolidated financial statements.

Sales of Products and Services

During the historical periods presented, the Company sold products and services to non-XBP Europe subsidiaries of ETI. Revenue, net in the condensed consolidated statements of operations includes sales to affiliates of ETI of $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

Shared Service Center Costs

The historical costs and expenses reflected in our financial statements include costs for certain shared service functions historically provided by the non-XBP Europe subsidiaries of the Company’s former parent, ETI, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTE’s), formal agreements between XBP Europe and subsidiaries of ETI, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and all costs of operating XBP Europe during the periods presented.

The allocated shared service expenses and general corporate expenses incurred pursuant to the Services Agreement for the three months ended June 30, 2025 and 2024 were $0.5 million and $0.8 million, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively, and are included in the related party expenses in the condensed consolidated statements of operations.

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

Service Fee

During the historical periods presented, subsidiaries of ETI provided management services to the Company in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to the Company. On October 9, 2022, the management fee was terminated when the Merger Agreement was entered into and was replaced by the related party service fee pursuant to the Services Agreement, which reduced the fee and modified the services provided. Services provided under Annex A of the Services Agreement include sales of certain hardware, operations delivery, finance, accounting, human resources and technology support services. The Company incurred total fees related to ETI affiliates of $0.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

Notes Payable

The Company entered into three Intercompany Loan Agreements with an affiliate of ETI, in September 2009 and May 2010, whereby the affiliate of ETI agreed to lend up to £9.3 million to the Company (“related party notes payable”). The related party notes payable which were denominated in British pounds accrued interest daily at the one-month LIBOR rate for United States dollar deposits in the London interbank market plus four percentage points. These notes had an original maturity date of one year (which was extended by the lender for one additional year on each anniversary of the notes) and were assigned by the lender to another affiliate of ETI and amended with an effective date of December 1, 2012. The amendment amended (a) the interest rate to a fixed rate of 4% plus LIBOR for the remainder of 2012, 12% for 2013 and 13.5% thereafter, (b) extended the term of the agreement to December 31, 2024, and (c) denominated the notes in United States dollars. In accordance with the Ultimate Parent Support Agreement, related party notes payable were eliminated at closing with a corresponding impact to additional paid-in capital. As a result, no related party notes payable was recorded in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The condensed consolidated statements of operations included related party interest expense of $0 and $0 million for the three and six months ended June 30, 2025 and 2024 in the related party interest expense (income), net.

The Company entered into another four Intercompany Loan Agreements (“new related party notes payable”) with affiliates of ETI, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The new related party notes payable have a ten year term and bear annual interest of 6.0%, due at the end of the term. The condensed consolidated balance sheets included $1.6 million and $1.5 million new related party notes payable as of June 30, 2025 and December 31, 2024, respectively. The condensed consolidated statements of operations included less than $0.1 million of related party interest expense for the three and six months ended June 30, 2025 in the related party interest expense (income), net and less than $0.1 million for the three and six months ended June 30, 2024.

Agreement with Nventr, LLC

On February 5, 2025, the Company entered into a new related party service agreement with Nventr, LLC, a portfolio company of Handson Global Management (an investment management fund affiliated with our chairman), and in which our chairman holds a 20% interest, that provides AI analytics solutions. The Company incurred an expense of $0.3 million and $0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0 million for the six months ended June 30, 2025 and 2024, respectively, in related party expenses within the condensed consolidated statements of operations. The Company capitalized $0.1 million and $0 million towards solutioning work for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0 million for the six months ended June 30, 2025 and 2024, respectively.

Agreement with HOV Services Ltd.

On February 18, 2025, the Company entered into a new related party service agreement with HOV Services Ltd., a company in which our chairman also serves as executive chairman, to help mitigate the risk of service disruption from the ongoing chapter 11 proceedings of the ETI Debtor Subs by providing an alternate source for certain BPO, outsourcing, management, and financial transaction processing solutions. The Company incurred an expense of $1.4 million and $0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $0 million for the six months ended June 30, 2025 and 2024, respectively, in related party expenses within the condensed consolidated statements of operations.

Related party payables and related party notes payables balances with affiliates as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Related party payables	Related party notes payable	Related party payables	Related party notes payable
ETI affiliates	$5,247	$1,640	$5,443	$1,451
Nventr, LLC	616	—	—	—
HOV Services Limited	1,725	—	—	—
Total	$7,588	$1,640	$5,443	$1,451

Acquisition of Membership Interest

On March 24, 2025, a Membership Interest Purchase Agreement (the “MI Agreement”) was executed between the Company and ETI. Under the terms of the MI Agreement, ETI sold and transferred all of the membership interests in GP 2XCV Holdings LLC (“GP2 Holdings”) to the Company. The only asset held by GP2 Holdings was all of the membership interests in GP 2XCV, LLC (“GP2”). The only asset held by GP2 was certain 11.500% First-Priority Senior Secured Notes due 2026 (“Exela 2026 Notes”) issued by a wholly owned subsidiary of ETI. The Company paid the purchase price of $2.3 million for GP2 Holdings by issuing 1,680,000 shares of XBP common stock at a closing stock price of $1.37 on March 21, 2025. XBP recorded an investment of $2.3 million in Exela 2026 Notes as a “held-till-maturity” asset in the condensed consolidated balance sheet as of March 31, 2025 for the only acquired asset under this transaction. The Exela 2026 Notes were purchased “credit deteriorated.” Accordingly, the Company recorded an allowance for credit loss of $1.3 million and non-credit premium assets of $1.3 million. Aggregate amortization expense related to non credit premium was $0.3 million and $0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0 million for the six months ended June 30, 2025 and 2024, respectively.

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

A reconciliation of segment profit to net loss before income taxes is presented below.

	Three months ended June 30, 2025
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.2 million)	$28,764	$10,851	$39,615
Cost of revenue (including related party cost of revenue of $0.01 million, exclusive of depreciation and amortization)	22,390	5,405	27,795
Segment profit	6,374	5,446	11,820
Selling, general and administrative expenses (exclusive of depreciation and amortization)			10,407
Related party expense			2,417
Depreciation and amortization			607
Interest expense, net			1,999
Related party interest expense, net			25
Foreign exchange gains, net			(311)
Changes in fair value of warrant liability			—
Pension income, net			(392)
Net loss before income taxes			$(2,932)

	Three months ended June 30, 2024
(dollars in thousands)	Bills & Payments	Technology	Total
Revenue, net (including related party revenue of $0.2 million)	$24,808	$8,807	$33,615
Cost of revenue (including related party cost of revenue of $0.01 million, exclusive of depreciation and amortization)	22,609	4,408	27,017
Segment profit	2,200	4,399	6,599
Selling, general and administrative expenses (exclusive of depreciation and amortization)			5,999
Related party expense			1,179
Depreciation and amortization			775
Interest expense, net			1,461
Related party interest expense, net			22
Foreign exchange losses, net			596
Change in fair value of warrant liability			(2)
Pension income, net			(421)
Net loss before income taxes			$(3,010)

21.Subsequent Events

Acquisition of BPA

On July 3, 2025, pursuant to a Membership Interest Purchase Agreement (the "MIPA”), a wholly owned subsidiary of the Company agreed to purchase, subject to certain terms and conditions, Exela Technologies BPA, LLC (together with its subsidiaries to be purchased, “BPA”), which comprised the American and Asian operating business of the Company’s then indirect parent company ETI. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA, which at the time was involved in Chapter 11 bankruptcy proceedings under the caption “In re DocuData Solutions, L.C.” The transaction was subject to certain conditions subsequent that could result in the rescission of the transaction if not satisfied, including the emergence of the Debtors (as defined below) from Chapter 11 before August 7, 2025.

On July 3, 2025, the Company, entered into a Transaction Support Agreement with BPA and certain of its affiliates (collectively, the “Debtors” or after the Restructuring (defined herein), the “Reorganized Debtors”). Pursuant to the Transaction Support Agreement, the Company agreed to, among other things, support the Debtors’ plan of reorganization (the “Plan”) in their Chapter 11 cases (the “Restructuring”), including seeking stockholder approvals at the Company’s annual shareholder meeting and issuing shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), as described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 15, 2025.

On July 29, 2025 (the “Effective Date”), BPA consummated the transaction under the Plan and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan and therefore, the conditions subsequent to the MIPA were cleared and acquisition transaction closed from an accounting perspective on July 29, 2025.

On the Effective Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective increasing authorized shares to 400,000,000 shares of Common Stock and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 81,799,821 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 117,515,972 shares of Common Stock issued and outstanding, and new warrants to purchase 6,632,418 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of the Company’s former parent company ETI). The issuances at $4.98 per share for purposes of the Plan valued BPA equity at $407.0 million (with an overall implied equity valuation of the combined Company of $585.7 million) and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms, including cashless exercise provisions, and are exercisable immediately at Plan Equity Value (as defined in the Plan)($4.98).
●	The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors, as Agent, and ETI, GP 3XCV LLC, and XCV-STS, LLC (together, the “Consenting ETI Parties”). The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to the Initial ETI Funding Obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized Debtors entered into exit financing arrangements, including:
o	An Indenture (the “Indenture”) reflecting the issuance of $183 million of exit notes in a cashless rollover of a comparable amount of debtor-in-possession obligations, plus $18 million in additional funding provided by the Company in exchange for notes issued by BPA (the “XBP Funding”), with the remaining $10 million of debtor-in-possession obligations being cancelled and replaced with $6 million of loans under the Gates Exit Facility Agreement (as defined below)
o	A Financing Agreement (the “Gates Exit Facility Agreement”) consisting of $40 million of new loans used to refinance the Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Secured Promissory Note dated February 27, 2023, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.

o	A Credit and Security Agreement (the “ABL Credit Agreement”) with MidCap Financial Trust as Agent and Lender, providing a $150 million revolving credit facility, secured by ABL Priority Collateral (as defined therein), with terms including interest at SOFR plus Applicable Margin (3.75%-4.25% based on EBITDA), maturity 36 months from closing, financial covenants (e.g., Fixed Charge Coverage Ratio), and other customary provisions.

In addition, the indenture dated as of December 9, 2021 (as amended, supplemented or otherwise modified from time to time), among Exela Intermediate LLC and Exela Finance Inc., as issuers, the guarantors party thereto (including certain of the Debtors), and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 11.500% first-priority senior secured notes due 2026, and the indenture dated as of July 11, 2023 (as amended, supplemented or otherwise modified from time to time), among Exela Intermediate LLC and Exela Finance Inc., as issuers, the guarantors party thereto (including certain of the Debtors), and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 11.500% first-priority senior secured notes due 2026 (together, the “2026 Indentures”), were terminated, and all obligations thereunder were cancelled and discharged, with holders of claims thereunder receiving distributions of Common Stock as described above. The ABL Credit Agreement also replaced BPA’s then existing securitization arrangements with PNC Bank.

As a result of the Restructuring consummated on the Effective Date, the Company is no longer considered a “controlled company” under the rules of The Nasdaq Stock Market. Prior to the Restructuring, BTC International Holdings, Inc. (“BTC”), an indirect subsidiary of ETI, owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, BTC’s shares were distributed to holders of Allowed Notes Claims (including ETI). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with ETI holding approximately 27.1%, Gates Capital Management approximately 25.9%, and Avenue Capital approximately 9.8%, in each case, assuming the exercise of warrants by ETI and its affiliates. The Restructuring represents a dissipation of control, not a “change of control” in the traditional sense, because no new third party acquired control of the Company as a result of the Restructuring. There are no known arrangements that may result in a further change in control.

The acquisition of BPA will be accounted for in accordance with FASB’s ASC Topic 805, Business Combinations (“ASC 805”).

Additional Borrowings from HSBC

On July 25, 2025, subsidiaries of the Company entered into an Amendment Agreement with HSBC UK Bank plc, as Agent and Security Agent (the “Amendment Agreement”), amending the term loan and revolving facilities agreement dated June 26, 2024. The Amendment Agreement extends the termination date, amends certain definitions, adds permitted loans of up to £14.0 million to be used to help fund the XBP Funding amount (as discussed above), and adjusts certain financial covenants.

Shareholder Rights Agreement

Pursuant to the Plan, the board of directors of the Company adopted a Shareholder Rights Agreement (“Rights Agreement”) to protect shareholders from unsolicited takeovers. This agreement, often referred to as a "poison pill,” grants one right per share of Common Stock, exercisable if any shareholder acquires 30% or more of the Company’s Common Stock (subject to exceptions including existing holdings and shares issuable pursuant to the Plan). Upon such an event, each right allows holders, except the acquiring shareholder, to purchase additional shares at a significant discount, diluting the acquiring shareholder’s stake. On July 29, 2025, in connection with the Rights Agreement, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the Close of Business on August 15, 2025 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at a price equal to five (5) times the Current Per Share Market Price (as defined in the Rights Agreement) of the Common Stock as of the Stock Acquisition Date (as defined in the Rights Agreement), subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) and will expire on the Final Expiration Date (as defined in the Rights Agreement), unless earlier redeemed or exchanged.

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

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “XBP Europe, “the Company” and similar terms are to XBP Europe Inc. and its subsidiaries before the Business Combination, and to XBP Europe Holdings, Inc. following consummation of the Business Combination, except where the context requires otherwise. The results do not reflect the acquisition of BPA as described in Note 21 above.

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

The continued success of the Company’s business is driven by its people. Its operation centers are located in areas where the value proposition the Company offers is attractive relative to other local opportunities, resulting in an engaged, educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. As of June 30, 2025, the Company had approximately 1,500 employees (of which 145 were part-time employees) across 16 countries (14 across Europe and in Morocco as well as the U.S., where our chief executive officer and chief financial officer are located).

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

Acquisition of BPA

On July 3, 2025, pursuant to a Membership Interest Purchase Agreement (the "MIPA”), a wholly owned subsidiary of the Company agreed to purchase, subject to certain terms and conditions, Exela Technologies BPA, LLC (together with its subsidiaries to be purchased, “BPA”), which comprised the American and Asian operating business of the Company’s then indirect parent company ETI. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA, which at the time was involved in Chapter 11 bankruptcy proceedings under the caption “In re DocuData Solutions, L.C.” The transaction was subject to certain conditions subsequent that could result in the rescission of the transaction if not satisfied, including the emergence of the Debtors (as defined below) from Chapter 11 before August 7, 2025.

On July 3, 2025, the Company, entered into a Transaction Support Agreement with BPA and certain of its affiliates (collectively, the “Debtors” or after the Restructuring (defined herein), the “Reorganized Debtors”). Pursuant to the Transaction Support Agreement, the Company agreed to, among other things, support the Debtors’ plan of reorganization (the “Plan”) in their Chapter 11 cases (the “Restructuring”), including seeking stockholder approvals at the Company’s annual shareholder meeting and issuing shares of the Company’s Common Stock to satisfy certain claims under the Plan as described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 15, 2025.

On July 29, 2025 (the “Effective Date”), BPA consummated the transaction under the Plan and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan and therefore, the conditions subsequent to the MIPA were cleared and acquisition transaction closed from an accounting perspective on July 29, 2025.

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

Bills and Payments: The Bills & Payments business unit primarily focuses on optimizing how bills and payments are processed by businesses of all sizes and industries. The Company offers automation of AP and AR processes and through an integrated platform, seeks to integrate buyers and suppliers across Europe. This business unit also includes our digital transformation revenue, which is both project-based and recurring.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from continuing operations, the most directly comparable GAAP measure, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net loss from continuing operations	$(3,446)	$(3,552)	$(7,301)	$(4,410)
Income tax expense	514	542	1,276	1,002
Interest expense including related party interest expense, net	2,023	1,483	3,767	2,919
Depreciation and amortization	607	775	1,234	1,583
EBITDA from continuing operations	(302)	(752)	(1,024)	1,094
Restructuring and related expenses(1)	585	249	1,252	582
Foreign exchange losses, net	(312)	596	(382)	1,349
Non-cash equity compensation(2)	424	160	4,242	160
Changes in fair value of warrant liability	—	(2)	2	(39)
Employee litigation matter(3)	—	917	—	917
Transaction Fees(4)	2,885	30	2,885	79
Adjusted EBITDA from continuing operations	$3,280	$1,198	$6,974	$4,142
(1)	Adjustment represents costs associated with restructuring, including employee severance, legal, and lease termination costs.
(2)	See Note 15 - Stock-Based Compensation
(3)	Represents litigation settlement and associated expenses incurred in connection with the Company subsidiary litigation. See Note 13 – Commitments and Contingencies for more details.
(4)	Represents non-recurring transaction costs and expenses incurred in connection with the BPA acquisition and other extraordinary transactions during the applicable period.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss from discontinued operations, the most directly comparable GAAP measure, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net loss from discontinued operations, net of income taxes	$(3,443)	$(1,171)	$(3,938)	$(2,521)
Income tax expense	—	—	—	—
Interest expense, net	—	5	13	15
Depreciation and amortization	34	148	66	297
EBITDA from discontinued operations	(3,409)	(1,019)	(3,859)	(2,209)
Restructuring and related expenses(1)	1,686	—	1,686	—
Foreign exchange losses (gains), net	(102)	108	(461)	188
Adjusted EBITDA from discontinued operations	$(1,825)	$(911)	$(2,634)	$(2,021)
(1)	Adjustment represents costs associated with restructuring, including employee severance and vendor and lease termination costs.

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024 (US dollars in thousands)

	Three months ended June 30,
	2025	2024
Revenue:
Bills and Payments	$28,764	$24,808
Technology	10,851	8,807
Revenue, net (including related party revenue of $0.2 million and $0.1 million, respectively)	39,615	33,615
Cost of revenue:
Bills and Payments	22,390	22,609
Technology	5,405	4,408
Total cost of revenue (including related party cost of revenue of $0.0 million and $0.0 million, respectively, exclusive of depreciation and amortization)	27,795	27,017
Selling, general and administrative expenses (exclusive of depreciation and amortization)	10,407	5,998
Related party expense	2,417	1,179
Depreciation and amortization	607	775
Operating profit	(1,611)	(1,354)
Interest expense, net	1,999	1,461
Related party interest expense, net	25	22
Foreign exchange losses (gains), net	(311)	596
Changes in fair value of warrant liability	—	(2)
Other income, net	(392)	(421)
Net loss before income taxes	(2,932)	(3,010)
Income tax expense	514	542
Net loss from continuing operations	$(3,446)	$(3,552)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the quarter ended June 30, 2024.

Revenue

For the three months ended June 30, 2025, our net revenue on a consolidated basis increased by $6.0 million, or 17.9%, to $39.6 million (including related party revenue of $0.2 million) from $33.6 million (including related party revenue of $0.1 million) for the three months ended June 30, 2024. On a constant currency basis, net revenue increased by $3.8 million or 11.2%, and the positive impact of foreign currency accounted for $2.2 million or 6.6%.

Bills & Payments and Technology segments constituted 72.6%, and 27.4%, respectively, of our total net revenue for the three months ended June 30, 2025, compared to 73.8%, and 26.2%, respectively, for the three months ended June 30, 2024. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $28.8 million for the three months ended June 30, 2025, compared to $24.8 million for the three months ended June 30, 2024. The revenue increase of $4.0 million or 15.9%, was primarily attributable to newly won business, some of which is in early stage of ramp and to the positive impact of foreign currency. On a constant currency basis, revenue increased by $2.3 million or 9.1%, and the positive impact of foreign currency accounted for $1.7 million or 6.8%.

Technology — For the three months ended June 30, 2025, net revenue attributable to the Technology segment increased by $2.0 million or 23.2%, to $10.9 million from $8.8 million for the three months ended June 30, 2024. The revenue increase in the Technology segment was largely due to higher projects and the positive impact of foreign currency impact. On a constant currency basis, revenue increased by $1.5 million or 17.2%, and the positive impact of foreign currency was $0.5 million or 6.0%.

Cost of Revenue

For the three months ended June 30, 2025, the cost of revenue increased by $0.8 million, or 2.9%, compared to the three months ended June 30, 2024. On a constant currency basis, total cost of revenue decreased by $0.8 million or 2.9%, while the negative impact of foreign currency was $1.6 million or 5.9%, when compared to the cost of revenue for the three months ended June 30, 2024.

The cost of revenue in the Bills & Payments segment decreased by $0.2 million or 1.0%, driven primarily by improved operating leverage, reduced cost resulting from higher levels of automation applied, and optimization efforts, partially offset by the negative impact of foreign currency. On a constant currency basis, cost of revenue at the Bills & Payments segment declined by $1.3 million or 5.9%, offset by the negative impact of foreign currency by $1.1 million or 5.0%, when compared to the cost of revenue for the three months ended June 30, 2024.

The cost of revenue in the Technology segment increased by $1.0 million, or 22.6%, primarily due to foreign currency impact and the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment increased by $0.5 million or 11.7%, and the negative impact of foreign currency accounted for $0.5 million or 10.9%.

The decrease in cost of revenues as a percent of revenue on a consolidated basis was primarily due to a change in the revenue mix, automation, and executed savings initiative. Cost of revenue for the three months ended June 30, 2025 was 70.1% of revenue compared to 80.3% of revenue for the three months ended June 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $4.4 million, or 73.5%, to $10.4 million for the three months ended June 30, 2025, compared to $6.0 million for the three months ended June 30, 2024. The increase was primarily due to bonus provision, investment in sales team, legal expenses related to the acquisition of BPA, and foreign currency impact. SG&A expenses increased as a percentage of revenue to 26.3% for the three months ended June 30, 2025 as compared to 17.9% for the three months ended June 30, 2024.

Related Party Expense

Related party expense was $2.4 million for the three months ended June 30, 2025 compared to $1.2 million for the three months ended June 30, 2024. The increase was primarily driven by higher related party service fees.

Depreciation and Amortization

Total depreciation and amortization expense was $0.6 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in total depreciation and amortization expense by $0.2 million was primarily due to a decrease in amortization expense related to outsource contract costs during the three months ended June 30, 2025.

Interest Expense

Interest expense was $2.0 million for the three months ended June 30, 2025, compared to $1.5 million for the three months ended June 30, 2024, largely due to an increase in borrowing costs as a result of higher borrowings under the 2024 Credit Facilities and higher pension interest cost during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Related Party Interest Expense, Net

Related party interest expense, net was $25 thousand for the three months ended June 30, 2025 compared to related party interest expense, net of $22 thousand for the three months ended June 30, 2024.

Foreign Exchange Losses (Gains), net

Foreign exchange gains were $0.3 million for the three months ended June 30, 2025 compared to foreign exchange losses of $0.6 million for the three months ended June 30, 2024, primarily due to a higher unrealized exchange gains for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the three months ended June 30, 2025 was a gain of $0 thousand.

Pension Income, net

Pension income, net was $0.4 million for the three months ended June 30, 2025 compared to pension income, net of $0.4 million for the three months ended June 30, 2024.

Income Tax Expense

The Company had an income tax expense of $0.5 million for the three months ended June 30, 2025 compared to an income tax expense of $0.5 million for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024 (US dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Revenue:
Bills and Payments	$55,075	$51,445
Technology	22,213	20,283
Revenue, net	77,288	71,728
Cost of revenue (exclusive of depreciation and amortization):
Bills and Payments	43,535	45,591
Technology	10,578	9,505
Total cost of revenues	54,113	55,097
Selling, general and administrative expenses (exclusive of depreciation and amortization)	21,360	12,966
Related party expense	3,979	2,105
Depreciation and amortization	1,234	1,583
Operating loss	(3,398)	(23)
Interest expense, net	3,720	2,878
Related party interest expense, net	48	41
Foreign exchange losses (gains), net	(382)	1,349
Changes in fair value of warrant liability	2	(39)
Other expense (income), net	(761)	(844)
Net loss before income taxes	(6,025)	(3,408)
Income tax expense	1,276	1,002
Net loss	$(7,301)	$(4,410)

For the purposes of trend analysis, constant currency refers to the prevailing rate of the US dollar against relevant currencies for the six months ended June 30, 2024.

Revenue

For the six months ended June 30, 2025, our net revenue on a consolidated basis increased by $5.6 million, or 7.8%, to $77.3 million (including related party revenue of $0.3 million) from $71.7 million (including related party revenue of $0.1 million) for the six months ended June 30, 2024. On a constant currency basis, net revenue increased by $4.1 million or 5.8%, and the positive impact of foreign currency accounted for $1.4 million or 2.0%.

Bills & Payments and Technology segments constituted 71.3%, and 28.7%, respectively, of our total net revenue for the six months ended June 30, 2025, compared to 71.7%, and 28.3%, respectively, for the six months ended June 30, 2024. The revenue changes by reporting segment were as follows:

Bills & Payments — Net revenue attributable to bills and payments segment was $55.1 million for the six months ended June 30, 2025, compared to $51.4 million for the six months ended June 30, 2024. The revenue increase of $3.6 million or 7.1%, is primarily attributable to newly won business, some of which is in early stage of ramp and the positive impact of foreign currency accounting. On a constant currency basis, revenue increased by $2.6 million or 5.1%, and the positive impact of foreign currency accounted for $1.0 million or 2.0%.

Technology — For the six months ended June 30, 2025, net revenue attributable to the Technology segment Increased by $1.9 million or 9.5%, to $22.2 million from $20.3 million for the six months ended June 30, 2024. The revenue increase in the Technology segment was largely due to higher projects and the positive impact of foreign currency. On a constant currency basis, revenue increased by $1.5 million or 7.6%, and the positive impact of foreign currency accounted for $0.4 million or 1.9%.

Cost of Revenue

For the six months ended June 30, 2025, the cost of revenue decreased by $1.0 million, or 1.8%, compared to the six months ended June 30, 2024. On a constant currency basis, total cost of revenue decreased by $1.9 million or 3.5%, partially offset by the negative impact of foreign currency of $0.9 million or 1.7%, when compared to the cost of revenue for the six months ended June 30, 2024.

In the Bills & Payments segments, the decrease was primarily attributable to improved operating leverage, reduced cost resulting from higher levels of automation applied, and optimization efforts, partially offset by the negative impact of foreign currency. Costs to the Bills & Payments segment decreased by $2.1 million, or 4.5%. On a constant currency basis, cost of revenue at the Bills & Payments segment declined by $2.6 million or 5.8%, offset by the negative impact of foreign currency accounting for $0.6 million or 1.3%, when compared to the cost of revenue for the six months ended June 30, 2024.

The cost of revenue in the Technology segment increased by $1.1 million, or 11.3%, primarily due to foreign currency impact and the change in the revenue mix within the Technology segment. On a constant currency basis, cost of revenue at the Technology segment increased by $0.7 million or 7.6%, and the negative impact of foreign currency accounted for $0.4 million or 3.7%.

The decrease in cost of revenues as a percent of revenue on a consolidated basis was primarily due a change in the revenue mix, automation, and executed savings initiative and to foreign currency impact. Cost of revenue for the six months ended June 30, 2025 was 70.0% of revenue compared to 76.8% of revenue for the six months ended June 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $8.4 million, or 64.7%, to $21.4 million for the six months ended June 30, 2025, compared to $13.0 million for the six months ended June 30, 2024. The increase was primarily attributable to higher stock-based compensation, increased bonus and commission provision, legal fees related to the BPA acquisition, and foreign currency impact. SG&A expenses increased as a percentage of revenue to 27.6% for the six months ended June 30, 2025 as compared to 18.1% for the six months ended June 30, 2024.

Related Party Expense

Related party expense was $4.0 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024. The increase was primarily driven by higher offshoring efforts.

Depreciation and Amortization

Total depreciation and amortization expense was $1.2 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in total depreciation and amortization expense by $0.4 million was primarily due to a decrease in amortization expense related to outsource contract costs during the six months ended June 30, 2025.

Interest Expense

Interest expense was $3.7 million for the six months ended June 30, 2025, compared to $2.9 million for the six months ended June 30, 2024, largely due to an increase in borrowing costs as a result of higher borrowings under the 2024 Credit Facilities and higher pension interest cost during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Related Party Interest Expense, Net

Related party interest expense, net was $48 thousand for the six months ended June 30, 2025 compared to related party interest expense, net of $41 thousand for the six months ended June 30, 2024.

Foreign Exchange Losses (Gains), net

Foreign exchange gains were $0.4 million for the six months ended June 30, 2025 compared to foreign exchange losses of $1.4 million for the six months ended June 30, 2024, primarily due to a higher unrealized exchange gains for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Changes in fair value of warrant liability

The change in fair value of warrant liability during the six months ended June 30, 2025 was a gain of $2 thousand. The change in fair value of warrant liability resulted from the remeasurement of the Private Warrant liability between December 31, 2024 and the end of the reporting period, June 30, 2025.

Pension Income, net

Pension income, net was $0.8 million for the six months ended June 30, 2025 compared to pension income, net of $0.8 million for the six months ended June 30, 2024.

Income Tax Expense

The Company had an income tax expense of $1.3 million for the six months ended June 30, 2025 compared to an income tax expense of $1.0 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Overview

At June 30, 2025 and December 31, 2024 cash and cash equivalents totaled $6.1 million and $12.1 million, respectively.

The Company currently expects to spend approximately $2.0 to $3.0 million on total capital expenditures and capitalizable contracts set-up cost over the next twelve months. The Company will continue to evaluate additional capital expenditure needs that may arise.

As of June 30, 2025, and in comparison to December 31, 2024, total debt increased by $3.4 million primarily due to foreign currency fluctuations. (See “Indebtedness” below).

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

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(dollars in thousands)	2025	2024	Change
Net cash used in operating activities	$(4,008)	$(5,540)	$1,532
Net cash used in investing activities	(2,136)	(726)	(1,410)
Net cash provided by (used in) financing activities	(371)	15,618	(15,989)
Effect of exchange rates on cash and cash equivalents	614	(695)	1,309
Net increase (decrease) in cash and cash equivalents	$(5,901)	$8,657	$(14,558)

Analysis of Cash Flow Changes between the six months ended June 30, 2025 and 2024

Operating Activities — Net cash used in operating activities was $4.0 million for the six months ended June 30, 2025, compared to net cash used by operating activities of $5.5 million for the six months ended June 30, 2024. The decrease of $1.5 million in cash used in operating activities was largely due to higher inflows from accrued expenses and other liabilities and related parties payable, partially offset by higher outflows from accounts receivable.

Investing Activities — Net cash used in investing activities was $2.1 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $0.7 million for the six months ended June 30, 2024. The increase of $1.4 million in cash used in investing activities was primarily due to higher additions of property, plant and equipment during the six months ended June 30, 2025.

Financing Activities — Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of $15.6 million for the six months ended June 30, 2024. The increase of $16.0 million in net cash used in financing activities for the six months ended June 30, 2025 was primarily due to lower borrowings under the revolving credit facility.

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

As of June 30, 2025, the Company’s outstanding factored accounts receivable amounted to approximately $7.5 million pursuant to the Amended Factoring Agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed combined and consolidated statements of operations and comprehensive loss.

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

As of June 30, 2025, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.5 million, $10.5 million, and $16.7 million, respectively. As of December 31, 2024, the outstanding balance of the Term Loan A Facility, the Term Loan B Facility, and the Revolving Credit Facility was approximately $3.4 million, $9.8 million, and $14.7 million, respectively.

As of June 30, 2025 and December 31 2024, the Revolving Working Capital Loan Facility had an outstanding balance of $2.9 million, and $2.2 million, respectively.

During the three months ended June 30, 2025, the Company repaid $0 of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility.

During the six months ended June 30, 2025, the Company repaid $0.2 million and $0.6 million of outstanding principal amount under the 2024 Term Loan A Facility and 2024 Term Loan B Facility, respectively.

The outstanding principal amount of the 2024 Term Loan A Facility shall be repaid in fifteen (15) equal quarterly installments of £150 thousands commencing Sept 30, 2024, with the remaining outstanding principal amount of £750k payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2024 Term Loan B Facility shall be repaid in fifteen (15) equal quarterly installments of €525 thousands commencing September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest

The Company may, at any time, prepay the principal of the 2024 Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the 2024 Revolving Credit Facility within any consecutive twelve-month period.

As of June 30, 2025, the XBP Group was in compliance with all affirmative and negative covenants under the 2024 Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the three months ended June 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on such review and evaluation, our CEO and our CFO have concluded that as of June 30, 2025, our internal controls were effective at the reasonable assurance level for this purpose.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2023, 67 claimants (after the in-principle settlement was agreed with the first 4 claimants) filed an application for summary proceedings in respect of part of the claim for a total claim of $1.1 million. The summary proceedings hearing was held on April 11, 2023 and the court issued its decision on May 9, 2023 upholding all of the plaintiffs’ claims for a total amount of $1.1 million. However, the court’s decision did not increase the Company’s anticipated exposure for the overall claim.

The Company has appealed against the decision (and paid the amount of $1.1 million to 66 of the 67 claimants, as settlement agreement in principle was subsequently reached with one further claimant on November 10, 2023 pending the appeal). Since the majority of the claimants concluded settlement agreements with the Company, the appeal proceedings pertain only to 15 remaining claimants who have not settled. The next hearing, pertaining only to the remaining claimants who have not concluded settlement agreements with the Company, is scheduled for September 8, 2025.

In addition to the above, the substantive hearing was held on February 16, 2024 and a decision was made on June 28, 2024. The Company has appealed the decision from that substantive hearing.

The Company reached a number of settlements with 56 claimants prior to the court’s June 2024 decision and approximately $1.8 million was paid to such claimants in addition to the amounts paid as part of the summary proceedings. The court awarded $1.2 million to the claimants who had not settled before the court’s decision and, after the deduction of the amounts already paid to such claimants, $1.0 million remained to be paid by the Company. The Company also became responsible for up to three months’ unemployment allowance paid to these claimants by the unemployment fund. The Company has appealed the decision and continued settlement negotiations. The Company accrued $0.8 million and $1.0 million in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, based on the estimate of the range of possible losses. On May 21, 2025 the Company agreed in principle to settle with the remaining 15 claimants and to pay them $0.8 million.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the three-month period ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Dated:	By:	/s/ Andrej Jonovic
August 14, 2025		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
August 14, 2025		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)