Form 10-Q
period 2025-09-30
XBP Global Holdings, Inc.
filed 2025-11-14
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40206

XBP Global Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2002883
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

6641 N. Belt Line Road, Suite 100 Irving, Texas	75063
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	XBP	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	XBPEW	The Nasdaq Capital Market

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

As of November 14, 2025, the Registrant had 117,515,972 shares of common stock outstanding.

XBP Global Holdings, Inc.

Quarterly Financial Statements

For the quarterly period ended September 30, 2025

Item 1. Financial Statements

Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Balance Sheets as of September 30, 2025 (Successor) (Unaudited) and December 31, 2024 (Predecessor)	2

Condensed Consolidated and Combined Statements of Operations for the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor) (Unaudited)	3

Condensed Consolidated and Combined Statements of Comprehensive Loss for the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor) (Unaudited)	5

Condensed Consolidated and Combined Statements of Stockholders’ Deficit for the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor) (Unaudited)	6

Condensed Consolidated and Combined Statements of Cash Flows for the periods August 1, 2025 to September 30, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor) (Unaudited)	8

Notes to the Condensed Consolidated and Combined Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3. Quantitative and Qualitative Disclosures about Market Risk	80

Item 4. Controls and Procedures	80

PART II — OTHER INFORMATION	81

Item 1. Legal Proceedings	81

Item 1A. Risk Factors	82

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities	83

Item 3. Defaults Upon Senior Securities	83

Item 4. Mine Safety Disclosures	83

Item 5. Other Information	83

Item 6. Exhibits	84

Signatures	85

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	September 30,
	2025	December 31,
	(Unaudited)	2024
Assets
Current assets
Cash and cash equivalents	$34,534	$11,635
Restricted cash	29,705	52,432
Accounts receivable, net of allowance for credit losses of $4,504 and $3,279, respectively	136,586	18,663
Related party receivables and prepaid expenses	515	12,105
Inventories, net	11,680	7,204
Prepaid expenses and other current assets	28,960	22,358
Total current assets	241,980	124,397
Property, plant and equipment, net of accumulated depreciation of $2,175 and $193,946, respectively	88,534	45,106
Operating lease right-of-use assets, net	31,304	30,543
Goodwill	214,264	39,718
Intangible assets, net	352,686	132,842
Other noncurrent assets	19,164	17,815
Total assets	$947,932	$390,421

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Current portion of long-term debt	$34,863	$1,433,484
Accounts payable	67,626	42,602
Related party payables	5,568	3,383
Income tax payable	3,114	5,682
Accrued liabilities	56,389	44,898
Accrued compensation and benefits	55,798	68,179
Accrued interest	7,433	80,039
Customer deposits	16,853	19,900
Deferred revenue	13,138	6,583
Obligation for claim payment	53,902	70,805
Current portion of finance lease liabilities	5,464	5,441
Current portion of operating lease liabilities	10,215	9,210
Total current liabilities	330,363	1,790,206
Long-term debt, net of current maturities	346,603	1,468
Finance lease liabilities, net of current portion	6,684	6,381
Net defined benefit liability	12,693	1,041
Deferred income tax liabilities	50,368	13,118
Long-term income tax liabilities	8,057	8,285
Operating lease liabilities, net of current portion	23,195	23,907
Other long-term liabilities	39,466	2,803
Total liabilities	817,429	1,847,209
Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit)
Successor's common stock, par value of $0.0001 per share; 400,000,000 shares authorized; 117,515,972 shares issued and outstanding as of September 30, 2025	12	—
Successor's preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding as of September 30, 2025	—	—
Additional paid in capital	437,368	—
Accumulated deficit	(305,838)	—
Predecessor’s net parent investment	—	(1,449,634)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,039)	(7,154)
Unrealized pension actuarial gains, net of tax	—	—
Total accumulated other comprehensive loss	(1,039)	(7,154)
Total stockholder's equity (deficit)	130,503	(1,456,788)
Total liabilities and stockholder's equity (deficit)	$947,932	$390,421

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

For the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through September 30,	Period from July 1, 2025 through July 31,	Three Months Ended September 30,
	2025	2025	2024
Revenue	$152,403	$56,527	$231,939
Related party revenue	4	151	1,487
Cost of revenue (exclusive of depreciation and amortization)	119,324	43,800	189,387
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,980	10,966	26,824
Depreciation and amortization	9,142	3,196	12,100
Impairment of goodwill	295,800	—	343
Related party expense	2,327	599	2,667
Operating profit (loss)	(292,166)	(1,883)	2,105
Other expense (income), net:
Interest expense, net	9,709	4,551	26,388
Debt modification and extinguishment costs, net	—	—	256
Sundry expense (income), net	684	(361)	(563)
Other income, net	(923)	(28)	(23)
Loss before reorganization items and income taxes	(301,636)	(6,045)	(23,953)
Reorganization items	831	(1,519,485)	—
Profit (loss) before income taxes	(302,467)	1,513,440	(23,953)
Income tax expense	3,371	33,347	4,364
Net profit (loss)	$(305,838)	$1,480,093	$(28,317)
Net loss per common share
Basic and diluted	(2.60)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

For the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through September 30,	Period from January 1, 2025 through July 31,	Nine Months Ended September 30,
	2025	2025	2024
Revenue	$152,403	$429,187	$660,293
Related party revenue	4	2,474	3,724
Cost of revenue (exclusive of depreciation and amortization)	119,324	339,981	520,382
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,980	53,946	94,392
Depreciation and amortization	9,142	22,313	38,709
Impairment of goodwill	295,800	—	343
Related party expense	2,327	5,750	8,488
Operating profit (loss)	(292,166)	9,671	1,703
Other expense (income), net:
Interest expense, net	9,709	75,226	75,339
Debt modification and extinguishment costs, net	—	121	256
Sundry expense (income), net	684	1,644	(422)
Other income, net	(923)	(28)	(54)
Loss before reorganization items and income taxes	(301,636)	(67,292)	(73,416)
Reorganization items	831	(1,557,825)	—
Profit (loss) before income taxes	(302,467)	1,490,533	(73,416)
Income tax expense	3,371	35,875	9,410
Net profit (loss)	$(305,838)	$1,454,658	$(82,826)
Net loss per common share
Basic and diluted	(2.60)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Loss

For the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through September 30,	Period from July 1, 2025 through July 31,	Three Months Ended September 30,
	2025	2025	2024
Net profit (loss)	$(305,838)	$1,480,093	$(28,317)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,039)	2,148	(1,874)
Total other comprehensive (loss) gains, net of tax	(1,039)	2,148	(1,874)
Comprehensive profit (loss)	$(306,877)	$1,482,241	$(30,191)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through September 30,	Period from January 1, 2025 through July 31,	Nine Months Ended September 30,
	2025	2025	2024
Net profit (loss)	$(305,838)	$1,454,658	$(82,826)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,039)	(690)	(1,995)
Total other comprehensive loss, net of tax	(1,039)	(690)	(1,995)
Comprehensive profit (loss)	$(306,877)	$1,453,968	$(84,821)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

For the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Combined and Consolidated
		Accumulated Other Comprehensive Loss
		Foreign
		Currency	Total
	Net Parent	Translation	Stockholders'
	Investment	Adjustment	Deficit
Balances at January 1, 2025 (Predecessor)	$(1,449,634)	$(7,154)	$(1,456,788)
Net profit January 1, 2025 to March 31, 2025	39,623	—	39,623
Foreign currency translation adjustment	—	(2,113)	(2,113)
Equity-based compensation	105	—	105
Net intercompany transactions with parent group entities	1,305	—	1,305
Balances at March 31, 2025 (Predecessor)	$(1,408,601)	$(9,267)	$(1,417,868)
Net loss April 1, 2025 to June 30, 2025	(65,059)	—	(65,059)
Foreign currency translation adjustment	—	(725)	(725)
Equity-based compensation	(1,899)	—	(1,899)
Net intercompany transactions with parent group entities	(1,602)	—	(1,602)
Balances at June 30, 2025 (Predecessor)	$(1,477,161)	$(9,992)	$(1,487,153)
Net loss July 1, 2025 to July 31, 2025, excluding plan of reorganization and fresh start accounting adjustments	(28,095)	—	(28,095)
Foreign currency translation adjustment	—	2,148	2,148
Equity-based compensation	—	—	—
Net intercompany transactions with parent group entities	6,439	—	6,439
Balances prior to application of fresh start accounting and the business combination at July 31, 2025 (Predecessor)	$(1,498,817)	$(7,844)	$(1,506,661)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Deficit

For the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor), and the three and nine months ended September 30, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Consolidated
					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Gains (Losses),	Accumulated	Total stockholder's
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Equity
Balances at August 1, 2025 (Successor) (1)	117,515,972	$12	$437,110	$—	$—	$—	$—	$437,122
Net loss August 1, 2025 to September 30, 2025	—	—	—	—	—	—	(305,838)	(305,838)
Equity-based compensation	—	—	258	—	—	—	—	258
Foreign currency translation adjustment	—	—	—	—	(1,039)	—	—	(1,039)
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—
Balances at September 30, 2025 (Successor)	117,515,972	$12	$437,368	$—	$(1,039)	$—	$(305,838)	$130,503

(1)	Balances after the Business Combination, Plan (as such terms are described in Note 1, General) and the fresh start accounting adjustments as discussed in Note 4, Fresh Start Accounting. Initial equity balances of the Successor reflects the 35,915,548 shares of Common Stock of the Company (the combined entity XBP Global Holdings, Inc.) assigned to the stockholders of XBP Europe Holdings, Inc. prior to the Business Combination and the issuance of 81,600,424 shares of Common Stock of the Company to the holders of Allowed Notes Claims ((as such terms are described in Note 1, General).

	Combined and Consolidated
		Accumulated Other Comprehensive Loss
		Foreign
		Currency	Total
	Net Parent	Translation	Stockholders'
	Investment	Adjustment	Deficit
Balances at January 1, 2024 (Predecessor)	$(1,239,674)	$(4,604)	$(1,244,278)
Net loss January 1, 2024 to March 31, 2024	(25,664)	—	(25,664)
Foreign currency translation adjustment	—	766	766
Equity-based compensation	1,182	—	1,182
Net intercompany transactions with parent group entities	7,901	—	7,901
Balances at March 31, 2024 (Predecessor)	$(1,256,255)	$(3,838)	$(1,260,093)
Net loss April 1, 2024 to June 30, 2024	(28,845)	—	(28,845)
Foreign currency translation adjustment	—	(887)	(887)
Equity-based compensation	218	—	218
Net intercompany transactions with parent group entities	(1,688)	—	(1,688)
Balances at June 30, 2024 (Predecessor)	$(1,286,570)	$(4,725)	$(1,291,295)
Net loss July 1, 2024 to September 30, 2024	(28,317)	—	(28,317)
Foreign currency translation adjustment	—	(1,874)	(1,874)
Equity-based compensation	92	—	92
Net intercompany transactions with parent group entities	(3,588)	—	(3,588)
Balances at September 30, 2024 (Predecessor)	$(1,318,383)	$(6,599)	$(1,324,982)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

For the periods August 1, 2025 to September 30, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through September 30,	Period from January 1, 2025 through July 31,	Nine Months Ended September 30,
	2025	2025	2024
Cash flows from operating activities
Net profit (loss)	$(305,838)	$1,454,658	$(82,826)
Adjustments to reconcile net profit (loss) to cash provided by (used in) operating activities
Depreciation and amortization	9,142	22,313	38,709
Original issue discount, debt premium and debt issuance cost amortization	1,400	(14,595)	(50,081)
Reorganization items	—	(1,626,790)	—
Interest on BR Exar AR Facility	—	(2,399)	(3,752)
Debt modification and extinguishment loss (gain), net	—	121	256
Impairment of goodwill	295,800	—	343
Provision for credit losses	920	914	14,825
Deferred income tax provision	958	36,396	7,050
Equity-based compensation expense	258	204	1,491
Unrealized foreign currency (gain) loss	(858)	(659)	(449)
Loss (gain) on sale of assets	190	1,967	(558)
Fair value adjustment for private warrants liability	3	—	—
Paid-in-kind interest	—	28,848	86,688
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	6,821	(94,905)	6,413
Prepaid expenses and other current assets	1,536	(2,203)	3,279
Accounts payable and accrued liabilities	(894)	30,172	(37,063)
Related party payables	4,448	6,134	8,996
Additions to outsourced contract costs	(20)	(118)	(330)
Net cash provided by (used in) operating activities	13,866	(159,942)	(7,009)
Cash flows from investing activities
Net cash received from acquisition (Refer Note 5)	—	1,485	—
Purchase of property, plant and equipment	(3,396)	(3,081)	(5,154)
Additions to internally developed software	(473)	(1,067)	(2,533)
Proceeds from sale of assets	603	(27)	3,412
Net cash used in investing activities	(3,266)	(2,690)	(4,275)

Cash flows from financing activities
Cash paid for debt issuance costs	(1,035)	(3,719)	(359)
Principal payments on finance lease obligations	(322)	(3,360)	(5,484)
Borrowings from other loans	1,436	3,785	7,115
Proceeds from Revolving Credit Facility	—	18,000	—
Proceeds from Super Senior Secured Term Loan	—	40,000	—
Proceeds from ABL Facility	23,000	58,903	—
Repayments on ABL Facility	(9,600)	—	—
Repayment of Second Lien Note	(2,000)	(5,975)	(4,000)
Proceeds from DIP New Money Loans	—	80,000	—
Borrowing under BR Exar AR Facility	10,000	23,775	45,424
Repayments under BR Exar AR Facility	(9,266)	(23,397)	(37,522)
Principal repayments on senior secured term loans and other loans	(2,235)	(42,748)	(8,602)
Net cash provided by (used in) financing activities	9,978	145,264	(3,428)
Effect of exchange rates on cash, restricted cash and cash equivalents	(234)	(2,806)	(1,129)
Net increase (decrease) in cash, restricted cash and cash equivalents	20,344	(20,174)	(15,841)
Cash, restricted cash and cash equivalents
Beginning of period	43,895	64,069	53,496
End of period	$64,239	$43,895	$37,655
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,190	$2,897	$2,233
Interest paid	2,187	10,077	63,740
Cash paid for reorganization items	—	68,965	—
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	237	11,070	16,384
Waiver and consent fee payable added to outstanding balance of Senior Secured Term Loan	—	—	1,000
Promissory note issued for assets acquisition	—	—	2,371
Common stock issued for the Business Combination	—	32,328	—
Common stock issued to settle liabilities subject to compromise	—	407,363	—
Issuance of July 2030 Notes for settlement of the DIP Facility	—	175,000	—
Conversion of DIP Facility into Super Senior Term Loan	—	6,000	—
Accrued capital expenditures	60	180	805

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Notes to the Condensed Consolidated and Combined Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

XBP Global Holdings, Inc. (the “Company” or “XBP Global”) is a multinational technology and services company powering intelligent workflows for organizations worldwide. The Company’s proprietary platforms, agentic AI-driven automation, and deep domain expertise across industries and the public and private sectors enable its clients to entrust the Company with their most impactful digital transformations and workflows. The Company’s automation solutions containing proprietary software suites and deep domain expertise allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created from their mission critical operations. The Company’s solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ mission critical systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Technology segment of the Company primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services. The Company believes that its process expertise, information technology capabilities and operational insights enable its customers to more efficiently and effectively execute transactions, make decisions, drive revenue and profitability, and communicate critical information to their employees, end-customers, partners, and vendors. By combining innovation with execution excellence, the Company helps organizations reimagine how they work, transact, and unlock value.

On July 29, 2025, the Company finalized its acquisition of Exela Technologies BPA, LLC (n/k/a XBP Americas, LLC)(collectively with its subsidiaries, “BPA,” and such acquisition, the “Business Combination”) pursuant to a Membership Interest Purchase Agreement dated July 3, 2025 (the “MIPA”). The consideration for the sale was $1.00, reflecting the encumbered nature of BPA which at the time of entry into the MIPA was involved in voluntary bankruptcy proceedings under the caption In re DocuData Solutions, L.C., Case No. 25-90023 (CML) (the “Chapter 11 Cases”). The Business Combination was subject to certain conditions subsequent including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. Prior to the Business Combination, the Company and BPA had both been indirect subsidiaries of Exela Technologies, Inc. (“ETI”). In connection with the Business Combination, the Company changed its name from “XBP Europe Holdings, Inc.” to “XBP Global Holdings, Inc.”

BPA is comprised of the assets and operations of (i) the following wholly-owned and indirect subsidiaries of BPA: DocuData Solutions, L.C., Exela Intermediate, LLC, Exela Finance, Inc., BancTec (Canada), Inc., BancTec (Philippines), Inc., BancTec (Puerto Rico), Inc., BancTec Group LLC, BancTec India Pvt. Ltd., BancTec Intermediate Holding, Inc., BancTec, Inc., BillSmart Solutions LLC, BTC Ventures, Inc., Charter Lason, Inc., CorpSource Holdings, LLC, Deliverex, LLC, DFG2 Holdings, LLC, DFG2, LLC, Digital Mailroom LLC, DrySign, LLC, Economic Research Services, Inc., Exela BR SPV, LLC, Exela Receivables 3 Holdco, LLC, Exela Receivables 3, LLC, Exela Technologies India Private Ltd., Exela XBP, LLC, ExelaPay, LLC, FTS Parent Inc., Glo-X, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, HOVG, LLC, Ibis Consulting, Inc., Imagenes Digitales S.A. de C.V., J & B Software, Inc., Kinsella Media, LLC, Lason International, Inc., LexiCode Healthcare, Inc., Managed Care Professionals, LLC, Meridian Consulting Group, LLC, Novitex Government Solutions, LLC, Novitex Intermediate, LLC, Pacific Northwest United Information Services, LLC, Pangea Acquisitions, Inc., PCH Subscription Services, LLC, Plexus Global Finance, LLC, Promotora de Tecnologia, S.A. de C.V., RC4 Capital, LLC, Recognition de Mexico S.A. de C.V., Recognition Mexico Holding, Inc., Regulus America LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Holding Inc., Regulus Integrated Solutions LLC, Regulus West LLC, Rust Consulting, Inc., Rustic Canyon III, LLC, S-Corp Philippines, Inc., Services Integration Group, L.P., SIG-G.P., L.L.C., SourceCorp BPS, Inc., Sourcecorp de Mexico S.A. de C.V., SourceCorp Legal, Inc., SourceCorp Management, Inc., Sourcecorp, Incorporated, SourceHOV Canada

Company, SourceHOV HealthCare, Inc., SourceHOV Holdings, Inc., SourceHOV India Pvt. Ltd., SourceHOV LLC, TRAC Holdings, LLC, TransCentra, Inc., and United Information Services, Inc. and (ii) the following affiliates of BPA: Exela Enterprise Solutions, Inc., NEON Acquisition, LLC, Novitex Enterprise Solutions Canada, Inc. and Reaktr LLC.

The Business Combination was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, XBP Europe Holdings, Inc. (now XBP Global) was treated as the “acquired” company for financial reporting purposes even though BPA survives as an indirect wholly-owned subsidiary of XBP Global.

Chapter 11 Reorganization

On March 3, 2025 (the “Petition Date”), BPA along with certain affiliates (the “BPA Debtors”) commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 16, 2025 the BPA Debtors entered into a Plan Support Agreement (as amended, the “Plan Support Agreement”) with an ad hoc group of holders (the “Ad Hoc Group”) of certain 11.5% secured notes issued pursuant to the 2026 Indentures (as defined below), ETI, certain non-BPA Debtor subsidiaries of ETI (together with ETI, the “Consenting ETI Entities”), and certain other parties thereto. In the Plan Support Agreement such parties agreed, subject to certain conditions, to support the BPA Debtors’ reorganization plan in the Chapter 11 Cases and to take all commercially reasonable actions necessary and appropriate to facilitate the restructuring of the BPA Debtors’ indebtedness and to complete the restructuring transactions contemplated under the Plan Support Agreement (the “Restructuring”). On May 7, 2025, the BPA Debtors filed a plan of reorganization (the “Plan”) reflecting the proposed Restructuring. The Plan was confirmed by the Bankruptcy Court on June 23, 2025.

On July 29, 2025 (the “Emergence Date”), BPA consummated the Restructuring and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan. In accordance with ASC 852, Reorganizations (“ASC 852”), BPA was required to apply fresh start accounting upon its emergence from bankruptcy. The Company evaluated transaction activity of BPA between the Emergence Date and July 31, 2025 and concluded that an accounting convenience date of July 31, 2025 (the “Convenience Date”) was appropriate for the adoption of fresh start accounting which resulted in BPA becoming a new entity for financial reporting purposes as of the Convenience Date.

On the Emergence Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective increasing authorized shares to 400,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”) and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 81,799,821 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 117,515,972 shares of Common Stock issued and outstanding, and new warrants to purchase 6,632,418 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI). The issuances reflected a value of $4.98 per share for purposes of the Plan (“Plan Equity Value”) based on a valuation of BPA equity at $407.0 million and an overall implied equity valuation of the combined Company of $585.7 million) and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms and are exercisable immediately at Plan Equity Value.
●	The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to an initial funding obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized Debtors entered into exit financing arrangements (refer to Note 7, Long-term Debt and Credit Facilities), including:

o	An Indenture reflecting the issuance of $183.0 million of July 2030 Notes as described in Note 7, Long-term Debt and Credit Facilities, in a cashless rollover of a comparable amount of debtor-in-possession obligations from the Chapter 11 Cases, plus $18.0 million in additional funding provided by the Company in exchange for July 2030 Notes (the “XBP Funding”), with the remaining $10.0 million of debtor-in-possession obligations from the Chapter 11 Cases being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan as described in Note 7, Long-term Debt and Credit Facilities.
o	The Super Senior Term Loan consisting of $40.0 million of new loans used to refinance the BPA Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6.0 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated February 27, 2023, as described in Note 7, Long-term Debt and Credit Facilities, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.
o	The ABL Facility, as described in Note 7, Long-term Debt and Credit Facilities, with MidCap Financial Trust as Agent and Lender, providing a $150 million revolving credit facility, secured by ABL Priority Collateral (as defined therein), with terms including interest at SOFR plus Applicable Margin (3.75%-4.25% based on EBITDA), maturity 36 months from closing, financial covenants (e.g., Fixed Charge Coverage Ratio), and other customary provisions.

In addition, on the Emergence Date, the indenture dated as of December 9, 2021 (as amended, supplemented or otherwise modified from time to time), among Exela Intermediate LLC and Exela Finance Inc., as issuers, the guarantors party thereto (including certain of the Debtors, as defined therein), and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 11.500% first-priority senior secured notes due 2026, and the indenture dated as of July 11, 2023 (as amended, supplemented or otherwise modified from time to time), among Exela Intermediate LLC and Exela Finance Inc., as issuers, the guarantors party thereto (including certain of the Debtors), and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 11.500% first-priority senior secured notes due 2026 (together, the “2026 Indentures”), were terminated, and all obligations thereunder were cancelled and discharged, with holders of claims thereunder receiving distributions of Common Stock as described above. The ABL Facility also replaced BPA’s then existing securitization arrangements with PNC Bank.

As a result of the Restructuring and the Business Combination, the Company was no longer considered a “controlled company” under the rules of The Nasdaq Stock Market. Prior to the Restructuring and the Business Combination, BTC International Holdings, Inc. (“BTC”), an indirect subsidiary of ETI, owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, BTC’s shares were distributed to holders of Allowed Notes Claims (including ETI). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with no beneficial holder owning more than 50% of the voting securities of the Company. As of September 30, 2025 ETI held approximately 29.1%, Gates Capital Management approximately 25.7%, and Avenue Capital approximately 9.8%, in each case, assuming the exercise of all warrants held by the Consenting ETI Parties. The Restructuring and the Business Combination represent a dissipation of control, not a “change of control” in the traditional sense, because no new third party acquired control of XBP Europe Holdings, Inc. as a result of the Restructuring of the BPA Debtors and the subsequent Business Combination. As of the date of this quarterly report, there are no known arrangements that may result in a further change in control.

Basis of Presentation

Financial information prior to the Emergence Date is referred to as “Predecessor” company information, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The financial information beginning August 1, 2025 is referred to as “Successor” company information and reflects the consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA.

Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination and fresh start accounting of BPA.

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period August 1, 2025 to September 30, 2025, includes the condensed consolidated balance sheet, and statement of operations, comprehensive income (loss), changes in equity, and cash flows of XBP Global. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company’s unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from August 1, 2025 to September 30, 2025 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the combined and consolidated financial statements of the accounting acquirer and related notes thereto for the year ended December 31, 2024 included on pages F-126 through F-171 in the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the SEC on July 15, 2025.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Predecessor:

The condensed combined and consolidated BPA financial statements (the “BPA financial statements”) include the accounts of the wholly-owned direct and indirect subsidiaries and affiliates of BPA (as listed above). Throughout fiscal 2024 and the period January 1, 2025 to the Petition Date that are covered by the BPA financial statements, BPA operated as part of ETI. The accompanying combined and consolidated financial statements have been prepared from ETI’s historical accounting records and are presented on a stand-alone basis as if BPA’s operations had been conducted independently from ETI. The operations of BPA are in various legal entities either with a direct ownership relationship or affiliate relationship through ETI. Accordingly, ETI and its subsidiaries’ net parent investment in these operations is shown in lieu of a statement of member’s equity in the combined and consolidated financial statements. The combined and consolidated financial statements and related notes to the combined and consolidated financial statements have been prepared in accordance with U.S. GAAP.

The consolidated and combined statements of operations and comprehensive loss include all revenues and costs directly attributable to BPA, including costs for facilities, functions and services used by BPA. Costs for certain functions and services delivered by ETI are directly charged to BPA based on specific identification when possible or based on a reasonable allocation driver or other allocation methods. Current and deferred income taxes have been determined based on the stand-alone results of BPA. However, because BPA filed as part of ETI’s tax group in certain jurisdictions, BPA’s actual tax balances may differ from those reported. BPA’s portion of its domestic and certain income taxes for jurisdictions outside the United States are deemed to have been settled in the period the related tax expense was recorded.

All intercompany transactions and balances within BPA have been eliminated. The Predecessor financial statements include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to BPA. Transactions with affiliated companies owned by ETI or its subsidiaries which are not a part of BPA are reflected as related party transactions.

All of the allocations and estimates in the combined and consolidated financial statements are based on assumptions that management believes are reasonable. However, the combined and consolidated financial statements included herein may not be indicative of the financial position, results of operations, and cash flows of BPA if BPA had been a separate, stand-alone entity during the periods presented.

Actual costs that would have been incurred if BPA had been a stand-alone business would depend on multiple factors, including organizational structure and strategic decisions.

As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the combined and consolidated financial statements after the Emergence Date are not comparable with the combined and consolidated financial statements on or before the Emergence Date. Refer to Note 4, Fresh Start Accounting, for additional information.

As part of Business Combination, the Company reevaluated its segment reporting, resulting in the presentation of two businesses: Applied Workflow Automation and Technology.

●	Applied Workflow Automation. The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ mission critical systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional and local government entities.
●	Technology. The Technology segment focuses on the sale of recurring and perpetual software licenses, software maintenance and professional services, as well as hardware solutions and maintenance. The Company offers an industry-agnostic and cross-departmental suite of products, with primary focus on scalable workflows leveraging AI through neural networks together with deep domain expertise. The Company also offers industry specific platforms for the banking and healthcare industries.

Prior periods have been recast to reflect the Company's current segment presentation. See Note 15, Segment Information.

Certain prior period amounts have been reclassified to conform to the 2025 presentation.

Net Profit (Loss) per Share

Earnings per share (“EPS”) is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method and the if-converted method in the period of earnings. The two-class method is an earnings allocation method that determines earnings per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.

As the Company experienced a net loss for the period August 1, 2025 to September 30, 2025, the Company did not include the effect of 13,267,398 of Common Stock issuable upon exercise of 13,267,398 outstanding warrants as of September 30, 2025 (refer to Note 13, Stockholders’ Equity and Warrants) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units (2,175,762 as of September 30, 2025, refer to Note 12,

Stock-Based Compensation) in the calculation of diluted profit (loss) per share for the three months ended September 30, 2025, because their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

The following table provides details underlying Company’s loss per basic and diluted share calculation for the period from August 1, 2025 to September 30, 2025 (Successor):

Successor
Consolidated
Period from August 1, 2025 through September 30,
2025
Net loss attributable to common stockholders (A)	$(305,838)
Weighted average common shares outstanding – basic and diluted (B)	117,515,972
Loss Per Share:
Basic and diluted (A/B)	$(2.60)

2.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in the combined and consolidated financial statements of BPA (as the accounting acquirer) and related notes thereto for the year ended December 31, 2024 included on pages F-126 through F-171 in the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the SEC on July 15, 2025.

There were changes to accounting policies implemented during the period from August 1, 2025 through September 30, 2025, as described below. These policy changes were made in connection with the adoption of fresh start accounting and the Business Combination. The Company set new accounting policies and updated existing accounting policies for business combinations, segment reporting, restricted cash, impairment of indefinite-lived assets, goodwill and long-lived assets and foreign currency translation. There were no changes to accounting policies during the period from January 1, 2025 through July 31, 2025.

Use of Estimates in Preparation of the Condensed Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Estimates and judgments relied upon in preparing these condensed consolidated and combined financial statements include, among others, revenue recognition for multiple element arrangements, allowance for expected credit losses, income taxes, depreciation, amortization, employee benefits, equity-based compensation, contingencies, goodwill, intangible assets, right of use assets, pension obligations, pension assets, and asset and liability valuations. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their fair value. This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grant date in the case of restricted stock units and using an option pricing model in the case of stock options. The Company accounts for forfeitures as they occur. The expense resulting from share-based payments is recorded in selling, general and administrative expense in the condensed consolidated and combined statements of operations.

Business Combinations

The Company includes the results of operations of the businesses acquired as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Segment Reporting

The Company consists of two segments: Applied Workflow Automation and Technology (as further described in Note 1, General, above, and Note 15, Segment Information, below).

Restricted Cash

Restricted cash is the carrying amount of cash and cash equivalents which are restricted under contract or otherwise as to withdrawal or usage. These include deposits held for claim payments on behalf of customers or under agreements entered into with others, but exclude compensating balance arrangements that do not legally restrict the use of cash amounts shown on the balance sheet.

Impairment of Indefinite-Lived Assets

The Company conducts its annual indefinite-lived assets impairment tests on October 1st of each year for its indefinite-lived assets, including trade names, or more frequently if indicators of impairment exist. When performing the impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of the fair value of the asset to its carrying value. If the carrying value of the indefinite-lived assets exceeds fair value, the Company recognizes an impairment loss by an amount which is equal to the excess of carrying value over fair value. The Company utilizes the “Income Approach,” specifically the “Relief-from-Royalty Method” (“RFR”), which has the basic tenet that a user of an intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. Refer to Note 6, Intangible Assets and Goodwill for additional discussion of impairment of trade names.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including finite-lived trade names, customer relationships, developed technology, capitalized software costs, outsourced contract costs, acquired software, and property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows based in part on the financial results and the expectation of future performance.

Goodwill

Goodwill represents the excess purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’s reporting units are at the component level, for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the “Guideline Public Company Method of the Market Approach” and the “Discounted Cash Flow Method of the Income Approach” to determine the reporting unit fair value. Refer to Note 6, Intangible Assets and Goodwill for additional discussion of the consideration of impairment of goodwill.

Foreign Currency Translation

The functional currency for the Company’s subsidiaries located in India, the Philippines, and Mexico is the United States dollar. All other international subsidiaries’ functional currency is their local currency. These assets and liabilities of such subsidiaries are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of other comprehensive profit (loss).

Revenue Recognition

The Company accounts for revenue by first evaluating whether a performance obligation exists. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services and sales of recurring software licenses and professional services within each of the Company’s segments. The Company does not have any significant extended payment terms, as payment is typically received shortly after goods are delivered or services are provided.

Nature of Services

The Company’s primary performance obligations are to stand ready to provide various forms of workflow automation services, consisting of a series of distinct services, but that are substantially the same, and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. The Company’s obligation to its customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. The Company allocates variable fees to the single performance obligation charged to the distinct service period in which the Company has the contractual right to bill under the contract.

Revenue from the sale of software licenses is recognized as a single performance obligation at the point in time that the software license is delivered to the customer. Perpetual licenses or non-cancelable licenses are granted for a non-refundable fee, which are recognized at a point in time. No significant obligations or contingencies exist with regard to delivery, customer acceptance or rights of return at the time revenue is recognized. Professional services revenue consists of implementation services for new customers, or implementations of new products for existing customers. Professional services are typically sold on a time-and-materials basis and billed monthly based on actual hours incurred.

Revenue from the sale of hardware solutions is recognized on a point in time basis and related maintenance is recognized ratably over the contractual term.

Disaggregation of Revenues

The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 15, Segment Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor), January 1, 2025 to July 31, 2025 (Predecessor) and the three and nine months ended September 30, 2024 (Predecessor):

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Period from August 1 2025 through September 30, 2025			Period from July 1 2025 through July 31, 2025			Three Months Ended September 30, 2024
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
U.S.A.	$115,165	$8,235	$123,400	$51,693	$3,804	$55,497	$215,453	$13,089	$228,542
EMEA	18,546	7,638	26,184	—	—	—	—	—	—
Other	2,823	—	2,823	1,181	—	1,181	4,884	—	4,884
Total	$136,534	$15,873	$152,407	$52,874	$3,804	$56,678	$220,337	$13,089	$233,426

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Period from August 1 2025 through September 30, 2025			Period from January 1 2025 through July 31, 2025			Nine Months Ended September 30, 2024
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
U.S.A.	$115,165	$8,235	$123,400	$390,987	$30,068	$421,055	$608,092	$40,527	$648,619
EMEA	18,546	7,638	26,184	—	—	—	—	—	—
Other	2,823	—	2,823	10,606	—	10,606	15,398	—	15,398
Total	$136,534	$15,873	$152,407	$401,593	$30,068	$431,661	$623,490	$40,527	$664,017

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2025 (Successor), December 31, 2024 (Predecessor) and January 1, 2024 (Predecessor):

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	September 30,	December 31,	January 1,
	2025	2024	2024
Accounts receivable, net	$136,586	$18,663	$42,833
Deferred revenues (1)	13,474	6,940	6,466
Customer deposits	16,853	19,900	23,302
Costs to obtain and fulfill a contract	1,053	1,164	1,397
(1)	Includes $0.4 million and $0.4 million of non-current portion of deferred revenues reported as part of other long-term liabilities on the Company’s combined and consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Non-current portion of deferred revenues was $1.0 million as of January 1, 2024.

The following table describes the changes in the allowance for expected credit losses for the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) (all related to accounts receivables):

September 30,
2025
Balance at January 1 of the allowance for expected credit losses (Predecessor)	$3,279
Provision for expected loss	914
Write-off charged against the allowance	(162)
Recoveries collected	(1,192)
Foreign currency exchange rate adjustment	8
Balance at July 31 of the allowance for expected credit losses (Predecessor)	$2,847
Balance at August 1 of the allowance for expected credit losses (Successor)	3,764
Provision for expected loss	920
Write-off charged against the allowance	(14)
Recoveries collected	(188)
Foreign currency exchange rate adjustment	22
Balance at September 30 of the allowance for expected credit losses (Successor)	$4,504

December 31,
2024
Balance at January 1 of the allowance for expected credit losses (Predecessor)	$5,580
Provision for expected loss	18,094
Write-off charged against the allowance	(17,887)
Recoveries collected	(2,517)
Foreign currency exchange rate adjustment	9
Balance at December 31 of the allowance for expected credit losses (Predecessor)	$3,279

Accounts receivable, net includes $22.8 million and $13.5 million as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, representing amounts not yet billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of its contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $0.8 million, $0.5 million and $6.4 million during the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively, that had been deferred as of January 1, 2025 (Predecessor). The Company recognized revenue of $1.9 million during the period August 1, 2025 to September 30, 2025 (Successor) out of $5.1 million of the deferred revenue acquired as part of the Business Combination on July 31, 2025 (Refer to Note 5, Business Combination). The Company recognized revenue of $0.8 million and $5.2 million during the three and nine months ended September 30, 2024 (Predecessor), respectively, that had been deferred as of January 1, 2024 (Predecessor). The Company recognized revenue of $5.8 million during the year ended December 31, 2024 (Predecessor), that had been deferred as of January 1, 2024 (Predecessor).

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. The Company recognized $0.1 million, less than $0.1 million and $0.2 million of amortization for these costs during the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively, within depreciation and amortization expense in the Company’s consolidated and combined statements of operations. The Company recognized $0.2 million and $0.5 million of amortization for these costs during the three and nine months ended September 30, 2024 (Predecessor), respectively, within depreciation and amortization expense in the Company’s condensed consolidated and combined statements of operations. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. These advanced postage deposits are used to cover the costs associated with postage, with the corresponding postage revenue being recognized as services are performed.

Performance Obligations

At the inception of each contract, the Company assesses the goods and services promised in its contracts and identifies each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of the Company’s business and transaction processing service contracts, revenues are recognized as services are provided based on an appropriate input or output method, typically based on the related labor or transactional volumes.

Certain of the Company’s contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company estimates its expected costs of satisfying a performance obligation and adds an appropriate margin for that distinct good or service. The Company also uses the adjusted market approach whereby it estimates the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of the Company’s software implementation performance obligations are deemed satisfied at a point in time, typically when customer acceptance is obtained.

When evaluating the transaction price, the Company analyzes, on a contract-by-contract basis, all applicable variable consideration. The nature of the Company’s contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenues recognized. The Company does not anticipate significant changes to its estimates of variable consideration.

The Company includes reimbursements from customers, such as postage costs, in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where the Company receives a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2025 (Successor) in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2025	$6,755
2026	11,089
2027	7,716
2028	4,024
2029	1,248
2030 and thereafter	3,963
Total	$34,795

3.    New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). This ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under this ASU, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU must be applied prospectively to any business combination that occurs after the initial adoption date. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed, and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. The ASU’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

4.     Fresh Start Accounting

Upon emergence from the Restructuring, the Predecessor met the criteria and was required to adopt fresh start accounting in accordance with ASC 852, Reorganizations, which on the Emergence Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (1) the holders of the then-existing common shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence from bankruptcy and (2) the reorganization value of the entity’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Fresh start accounting requires that new fair values be established for BPA’s assets, liabilities and equity as of the Emergence Date or the Convenience Date (July 31, 2025, as discussed above), and therefore certain values and operational results of the condensed consolidated financial statements subsequent to July 31, 2025 are not comparable to those in the Company’s condensed consolidated financial statements prior to and including July 31, 2025. The Convenience Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.

Reorganization Value

The reorganization value derived from the range of enterprise values associated with the Plan was allocated to BPA’s identifiable tangible and intangible assets and liabilities based on their fair values. Under ASC 852, Reorganization, value generally approximates the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after the effects of the restructuring. The value of the reconstituted entity (i.e., Successor) was based on management projections and the valuation models as determined by the Company’s financial advisors in setting an estimated range of enterprise values. As set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, the valuation analysis resulted in an enterprise value between $682 million and $800 million, with a mid-point of $741 million. For U.S. GAAP purposes, we valued the Successor’s individual assets, liabilities, and equity instruments and determined the value of the enterprise was approximately $733 million as of the Emergence Date, which is between the low-point and the mid-point of the forecast enterprise value ranges approved by the Bankruptcy Court. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.

The following table reconciles the enterprise value to the equity value of the Successor as of the Convenience Date:

July 31, 2025
Enterprise value	$732,730
Plus: Cash and cash equivalents	11,667
Less: Total debt	(337,034)
Equity value	$407,363

The following table reconciles enterprise value to reorganization value of the Successor (i.e., value of the reconstituted entity) and total reorganization value:

July 31, 2025
Enterprise value	$732,730
Plus: Cash and cash equivalents	11,667
Plus: Current liabilities excluding current maturities of long-term debt	218,079
Plus: Non-interest bearing noncurrent liabilities	125,993
Reorganization value of the reconstituted Successor	$1,088,469

With the assistance of third-party valuation advisors, the Company determined the enterprise and corresponding equity value of the Successor using various valuation approaches and methods, including: (i) income approach using a calculation of the present value of future cash flows based on financial projections, (ii) the market approach using selling prices of similar assets and (iii) the cost approach.

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company’s valuation model using an asset-based methodology of estimated financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the Convenience Date. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, there is no assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially, including variances when presented in the Company’s Form 10-K report for the year ending December 31, 2025.

Reorganization Items, net

Reorganization items represent (i) expenses incurred relating to the Chapter 11 Cases as a direct result of the Plan, (ii) gains or losses from liabilities settled and (iii) fresh start accounting adjustments, and are recorded in “Reorganization items, net” in the Company’s unaudited condensed consolidated and combined statements of operations. Contractual interest expense from the Petition Date through the Emergence Date associated with BPA’s 2026 Indentures was accrued or recorded in the condensed combined and consolidated statement of operations in interest expense, net. Professional service provider charges associated with reorganization that were incurred before the Petition Date are recorded in selling, general and administrative in the consolidated and combined statements of operations.

The following table summarizes the losses (gains) on reorganization items, net:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through September 30,	Period from July 1, 2025 through July 31,	Period from January 1, 2025 through July 31, 2025
	2025	2025	2025
Legal and professional fees	$926	$25,304	$68,404
Derecognition of unamortized debt discount, premium and issuance costs	—	—	(81,384)
Gain on settlement of liabilities subject to compromise	—	(902,106)	(902,162)
Fresh start accounting adjustments	—	(639,040)	(639,040)
Cost of debt refinancing pursuant to reorganization plan	—	1,591	1,591
Gain on rejected contracts and leases	(95)	(1,260)	(1,260)
Gain on settlement of DIP facility	—	(4,000)	(4,000)
DIP credit agreement fees	—	26	26
Total reorganization items, net	$831	$(1,519,485)	$(1,557,825)

Valuation Process

The fair values of BPA’s principal assets, including trade names, customer relationships, internally developed product suite, leased real property, owned real property and personal property were estimated as of the Emergence Date.

Trade Names

The fair value of trade names was estimated using the RfR method under the income approach. RfR estimates the value of the trade names based on the royalty payments that would be avoided by owning the assets. The analysis considered projected revenues attributable to the trade names over their expected useful life, royalty rates derived from market data for trade names/trademarks in the business services industry, and discount rates reflecting the risk profile of the cash flows. The royalty savings were tax-affected and discounted to present value using a rate consistent with market participant expectations.

Customer Relationships

The fair value of customer relationships was estimated using the multi-period excess earnings method (“MPEEM”) under the income approach. The MPEEM attributes cash flow to a specific intangible asset based on residual cash flows from a set of assets generating revenues after accounting for appropriate returns on and of other assets contributing to that revenue generation. Cash flows were forecasted based on expected revenue from existing customers, adjusted for renewal probabilities/attrition rates, and anticipated operating costs required to service these relationships. After-tax cash flows were discounted using a rate considering the risk of these customers relative to the overall risk of the business.

Internally Developed Product Suite

The fair value of the internally developed product suite was estimated using the replacement cost method under the cost approach. This method estimates the value based on the cost a market participant would incur to recreate the existing internally developed software, adjusted for physical, functional, and economic obsolescence. The analysis considered historical development costs, current labor and overhead rates, and an allowance for developer profit and entrepreneurial incentive. The resulting cost was tax-affected and adjusted to reflect the economic benefits of the software/developed product suite in its current state.

Leased Real Property

The off-market component of the right of use assets (ROUA) was estimated using the Income Approach. Under this approach, the cash flow differential between the contract and market rents for each lease are present valued using a market-derived discount rate. Leases with a present value of contract rent cash flows within 5.0% of the present value of market rent cash flows were assumed to have no off-market component.

Owned Real Property

The fair values of the buildings and land improvements were estimated via the Cost Approach, and the underlying land was valued via the Sales Comparison Approach.

For the buildings and land improvements, utilizing the direct method of the Cost Approach, the replacement cost new (“RCN”) was estimated using construction cost information obtained from published data sources such as Marshall Valuation Service (for the owned location located in the U.S.) or CBRE market reports as well as publicly available data from Central Public Works Department (for the owned location located in India).

For the land, utilizing the Sales Comparison Approach, comparable land sale data and listings of land for sale were compiled and qualitatively compared to the subject properties. Variances in market conditions at the time of sale, property characteristics, and other relevant factors were considered and analyzed when necessary.

Personal Property

The fair value of the personal property such as machinery and equipment, leasehold improvements, office furniture and equipment, computer hardware and software were estimated using the indirect method of the Cost Approach. Under the indirect method of the Cost Approach, the reproduction cost new (“CRN”) for each asset or group of assets was estimated by indexing historical costs recorded in the Fixed Asset Registers based on asset type and acquisition dates. Given the assets have been in use for a period of time, consideration was given to physical deterioration, economical and functional obsolescence. The estimate of physical deterioration was primarily conducted under the age/life concept. Under this concept, the physical loss in value was attributed to the relationship between the estimated useful life of an asset and its remaining useful life at a given point in time. Hold factors were estimated depreciation floors used to establish a minimal value for assets remaining in use that have met or exceeded their expected normal useful life (“NUL”). Construction in progress was reported at its cost as of the Convenience Date.

Condensed Consolidated and Combined Balance Sheet

The following illustrates the effects on the Company’s consolidated and combined balance sheet due to the reorganization and fresh start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for the Company’s assets, liabilities, and warrants as of the Convenience Date.

	As of July 31, 2025
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor (a)
Assets
Current assets
Cash and cash equivalents	$17,958	$(6,291)	(1)	$—		$11,667
Restricted cash	30,743	—		—		30,743
Accounts receivable, net	38,187	74,467	(2)	—		112,654
Related party receivables and prepaid expenses	3,938	—		—		3,938
Inventories, net	6,508	—		—		6,508
Prepaid expenses and other current assets	32,164	(5,413)	(3)	—		26,751
Total current assets	129,498	62,763		—		192,261
Property, plant and equipment, net	42,785	—		30,330	(16)	73,115
Operating lease right-of-use assets, net	29,542	—		—		29,542
Goodwill	39,718	—		414,499	(17)	454,217
Intangible assets, net	119,032	—		201,741	(18)	320,773
Other noncurrent assets	16,297	2,264	(4)	—		18,561
Total assets	$376,872	$65,027		$646,570		$1,088,469

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Current portion of long-term debt	$247,322	$(217,344)	(5)	$—		$29,978
Accounts payable	23,008	19,115	(6)	—		42,123
Related party payables	39	1,311	(7)	—		1,350
Income tax payable	10,126	(7,814)	(8)	—		2,312
Accrued liabilities	21,181	20,185	(9)	—		41,366
Accrued compensation and benefits	25,376	8,562	(10)	—		33,938
Accrued interest	—	1,877	(11)	—		1,877
Customer deposits	83	17,696	(7)	—		17,779
Deferred revenue	9,701	—		—		9,701
Obligation for claim payment	53,176	—		—		53,176
Current portion of finance lease liabilities	4,884	290	(7)	—		5,174
Current portion of operating lease liabilities	9,283	—		—		9,283
Total current liabilities	404,179	(156,122)		—		248,057
Long-term debt, net of current maturities	1,465	305,591	(12)	—		307,056
Finance lease liabilities, net of current portion	7,303	—		—		7,303
Net defined benefit liability	1,069	—		—		1,069
Deferred income tax liabilities	13,721	35,793	(8)	—		49,514
Long-term income tax liabilities	8,496	(545)	(8)	—		7,951
Operating lease liabilities, net of current portion	22,533	—		—		22,533
Other long-term liabilities	288	37,335	(13)	—		37,623
Total liabilities not subject to compromise	459,054	222,052		—		681,106
Liabilities subject to compromise	1,424,479	(1,424,479)	(14)	—		—
Total liabilities	1,883,533	(1,202,427)		—		681,106

Stockholders' Equity (Deficit)
Predecessor's net parent investment	(1,498,817)	859,777	(15)	639,040	(19)	—
Predecessor's accumulated other comprehensive loss (income):
Foreign currency translation adjustment	(7,844)	314	(8)	7,530	(20)	—
Predecessor total accumulated other comprehensive loss (income)	(7,844)	314		7,530		—
Successor's common stock	—	8	(14)	—		8
Successor's paid-in-capital in excess of par	—	407,355	(14)	—		407,355
Total stockholder's equity (deficit)	(1,506,661)	1,267,454		646,570		407,363

Total liabilities and stockholder's equity (deficit)	$376,872	$65,027	$646,570	$1,088,469

(a)	Excluding the assets acquired, liabilities assumed and shares issued as part of the Business Combination (as discussed in the Note 5, Business Combination).

Reorganization Adjustments

(1) Represents the net cash payments that occurred on the Emergence Date as follows:

Sources:
Cash proceeds from XBP Funding	$18,000
Cash proceeds from Super Senior Term Loan	40,000
Cash proceeds from BR Exar AR Facility	8,000
Cash proceeds from ABL Facility	58,653
Cash proceeds from previously made deposit under ABL Facility	250
$124,903

Uses:
Debt issuance costs related to Super Senior Secured Notes	$(50)
Debt issuance costs related to BR Exar AR Facility	(1,400)
Paydown of the Second Lien Note	(1,500)
Repayment on Securitization Facility	(74,467)
Payment of legal fees on Securitization Facility	(172)
Debt issuance costs related to ABL Facility	(2,269)
Payment of Senior Secured Term Loan	(38,500)
Payment of Interest on Senior Secured Term Loan	(596)
Payment of Fees on Senior Secured Term Loan	(535)
Payment of legal fees	(11,705)

Net uses:	$(6,291)

(2) On the Emergence Date, BPA’s securitization arrangement with PNC Bank was terminated. The arrangement was previously accounted for as an off-balance sheet financing. The increase in Accounts Receivable, net on the Emergence Date was due to return of the Accounts Receivables previously sold to PNC and the repayment of amounts received for such sold Accounts Receivables.

(3) Represents reversal of deferred tax asset as of the Emergence Date.

(4) Represents debt issuance costs related to the ABL Facility.

(5) Current maturities of long-term debt were adjusted as follows in accordance with the Plan:

Reinstatement of liabilities subject to compromise	$1,178,002
Borrowing from BR Exar Facility	8,000
Amortization of Unamortized Balance of Debt Issuance Cost	1,056
Issuance of Common Stock to holders of Allowed Notes Claims (April 2026 and July 2026 Noteholders)	(8)
Debt issuance costs related to BR Exar AR Facility	(1,400)
Paydown of the Second Lien Note	(1,500)
Gain on settlement of DIP Facility	(4,000)
Conversion of DIP Facility into Super Senior Term Loan	(6,000)
Repayment of Senior Secured Term Loan	(38,500)
Conversion of DIP Facility into July 2030 Notes	(175,000)
APIC generated on issuance of Successor common stock	(407,355)
Gain on reinstatement of current portion of debt	(770,639)
Total adjustments to current portion of long-term debt	$(217,344)

(6) Adjustments to accounts payable were made as follows:

Reinstatement of accounts payable from liabilities subject to compromise	$34,938
Amount paid/transferred to long term	(4,633)
Gain on Reinstatement of accounts payable	(11,190)
Total adjustments to accounts payable	$19,115

(7) Reinstatement of various liabilities from liabilities subject to compromise were made as follows:

Customer Deposits	$17,696
Related Party Payable	1,311
Current portion of finance lease liabilities	290

(8) Represents income tax effects of the reorganization including changes in current and deferred tax balances as of the Emergence Date.

(9) Adjustments to Accrued Liabilities were made as follows:

Reinstatement of accrued liabilities from liabilities subject to compromise	$25,565
Gain on reinstatement of accrued liabilities	(5,380)
Total adjustments to accrued liabilities	$20,185

(10) Adjustments to Accrued Compensation and Benefits were made as follows:

Reinstatement of Accrued Compensation and Benefits from liabilities subject to compromise	$45,717
Gain on settlement of Accrued Compensation and Benefits	(7,031)
Amount transferred to long term	(30,124)
Total adjustments to accrued compensation and benefits	$8,562

(11) Adjustments to Accrued Interest were made as follows:

Reinstatement of accrued interest from liabilities subject to compromise	$118,272
Gain on settlement of accrued interest	(107,811)
Payment of accrued interest on Senior Secured Term Loan	(596)
Conversion of Accrued Interest on the DIP Facility to July 2030 Notes	(7,988)
Total adjustments to accrued interest	$1,877

(12) Adjustments to Long-term debt, net of current maturities were made as follows:

Issuance of July 2030 Notes (a)	$200,988
Borrowing from ABL Facility	58,653
Borrowing from Super Senior Term Loan	40,000
Conversion of DIP Facility to July 2030 Notes	6,000
Debt Issuance cost on Super Senior Secured Facility	(50)
Total adjustments to long-term debt, net of current maturities	$305,591

(a)	Includes $18.0 million of principal amount of July 2030 Notes held by a subsidiary of the Company other than the issuer or a guarantor as of September 30, 2025 that are eliminated on consolidation.

(13) Adjustments to other long-term liabilities were made as follows:

Reinstatement of Other long-term liabilities balance from liabilities subject to compromise	$2,578
Accounts payable to be paid in long term as per the Plan considered long term	4,633
Accrued compensation and benefits to be paid in long term as per the Plan considered long term	30,124
Total adjustments to other long-term liabilities	$37,335

(14) Liabilities subject to compromise were settled as follows in accordance with the Plan:

Liabilities subject to compromise prior to the Emergence Date
Settled liabilities subject to compromise
Current portion of debt	$1,178,002
Accounts payable	35,048
Accrued liabilities	25,565
Accrued compensation and benefits	45,717
Accrued Interest	118,272
Total settled liabilities subject to compromise	$1,402,604

Reinstated liabilities subject to compromise
Customer deposits	$17,696
Other long-term liabilities	2,578
Related party payables	1,311
Current portion of capital lease obligations	290
Total reinstated liabilities subject to compromise	$21,875

Total liabilities subject to compromise	$1,424,479

Issuance of common stock to holders of Allowed Notes Claims (April 2026 and July 2026 Noteholders)	$(8)
Paid in capital in excess of par	(407,355)
Settlement of accounts payable as per the Plan	(23,748)
Settlement of accrued liabilities as per the Plan	(20,185)
Settlement of accrued compensation and benefit as per the Plan	(38,686)
Settlement of accrued interest as per the Plan	(10,460)
Reinstated liabilities subject to compromise	(21,875)
Gain on settlement of liabilities subject to compromise	$902,162

(15) Predecessor’s Net Parent Investment was adjusted for the following activity on the Effective Date:

Gain on settlement of liabilities subject to compromise	$(902,162)
Gain recognition on DIP Facility forgiveness	(4,000)
Payment of legal fees	11,705
Amortization of Debt Issuance Cost on Super Senior Term Loan	1,056
Tax Expenses on Reorganization	33,162
Payment of Closing Fee for the Super Senior Term Loan	535
Payment of Legal Fee for the Securitization Facility	172
Amortization of Debt Issuance Cost on the ABL Facility	5
Reversal of the ABL Facility Deposit from Reorganization Items	(250)
Total adjustment to Predecessor’s net parent investment	$(859,777)

Fresh Start Adjustments

(16) Reflects fair value adjustments to personal property as well as the elimination of accumulated depreciation and amortization.

(17) Represents implied Goodwill as of the Emergence Date.

(18) Represents step-up to fair value of intangible assets as follows:

	Predecessor	Fresh Start Adjustments	Successor
Intangible Assets, Net
Customer relationships	$90,343	$173,657	$264,000
Internally developed software	7,290	30,510	37,800
Purchased software	15,009	—	15,009
Trade names	5,300	(2,426)	2,874
Outsourced contract costs	1,090	—	1,090
Total	$119,032	$201,741	$320,773

(19) Represents the cumulative effect of the fresh start accounting adjustments discussed above.

(20) Upon adoption of fresh start accounting, foreign currency translation adjustment was reset to zero as part of the revaluation of BPA’s equity structure to reflect the fair value of the reorganized entity.

5.     Business Combination

On July 3, 2025, pursuant to the MIPA, a wholly owned subsidiary of the Company agreed to purchase, subject to certain terms and conditions, BPA. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA, which at the time was involved in the Chapter 11 Cases. This transaction, referred to herein as the Business Combination, was subject to certain conditions subsequent including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. On July 3, 2025, XBP Europe Holdings, Inc., entered into a Transaction Support Agreement with the BPA Debtors. Pursuant to the Transaction Support Agreement, XBP Europe Holdings, Inc. agreed to, among other things, support the Plan, including seeking stockholder approvals at XBP Europe Holdings, Inc.’s annual shareholder meeting and issuing shares of the Company’s Common Stock, as described in XBP Europe Holdings, Inc.’s definitive proxy statement filed with the SEC on July 15, 2025. On July 29, 2025, BPA consummated the transaction under the Plan and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan and therefore, the conditions subsequent to the MIPA were cleared and the acquisition transaction was deemed closed from an accounting perspective on July 29, 2025.

Under ASC 805, Business Combinations, BPA was determined as the accounting acquirer based on the following predominate factors: following the Emergence Date BPA’s former noteholders (who received the Company’s Common Stock as part of the Plan), had the largest portion of voting rights in the Company relative to the owners of the Company’s Common Stock prior to the Emergence Date, following the Emergence Date, the Company’s seven person board of directors has four new individuals nominated by the former noteholders of BPA pursuant to a one time right under the Plan, compared to three individuals remaining from the Company’s board of directors prior to the Emergence Date, and BPA was the significantly larger entity by revenue and by assets. The Company elected to apply business acquisition accounting effective July 31, 2025, to coincide with the timing of its normal accounting period close as well as the Convenience Date used for fresh start accounting of BPA (as discussed above). The Company evaluated the events between July 29, 2025 and July 31, 2025 and concluded that the use of an accounting convenience date of July 31, 2025 did not have a material impact on the results of operations or financial position.

In connection with the Business Combination, certain of Company’s subsidiaries acquired debt facilities totaling $49.0 million outstanding under the Senior Credit Facilities Agreement as discussed in Note 7, Long Term Debt and Credit Facilities. Following the guidance under ASC 805 total fair value of purchase consideration for the transaction was measured at $32.3 million representing the 35,915,548 shares of Common Stock of the Company (the combined entity XBP Global Holdings, Inc.) previously issued to the stockholders of XBP Europe Holdings, Inc. The Company incurred $0.1 million of equity issuance costs and $0.2 million of debt issuance costs in connection with the Business Combination.

The acquired assets and assumed liabilities of XBP Europe Holdings, Inc. were recorded at their estimated fair values. The purchase price allocation for the Business Combination is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

The following table summarizes the consideration paid for XBP Europe Holdings, Inc. by BPA for accounting purposes and the preliminary fair value of the assets acquired and liabilities assumed at the Convenience Date:

Cash and cash equivalents	$1,485
Accounts receivable	29,467
Inventory	4,292
Prepaid expenses and other current assets	6,824
Property, plant and equipment	14,156
Right-of-use assets	4,774
Deferred income tax assets	3,177
Related party long term notes receivable	19,864
Other noncurrent assets	944
Intangible assets, net	38,360
Implied goodwill	55,847
Total identifiable assets acquired	$179,190
Liabilities Assumed:
Accounts payable	17,290
Related party payables	4,129
Accrued liabilities	24,946
Accrued compensation and benefits	23,056
Customer deposits	378
Deferred revenue	5,123
Operating lease liabilities	4,828
Long-term debts	49,014
Related party notes payable	1,597
Deferred tax liabilities	3,525
Pension liabilities	11,141
Other long-term liabilities	1,835
Total liabilities assumed	$146,862
Total Consideration	$32,328

The identifiable intangible assets include trade name and trademarks, customer relationships and internally developed software. Trade name and trademarks names were valued using the Income Approach, specifically the RfR method. Customer relationships were valued using the Income Approach, specifically the Multi-Period Excess Earnings method. Internally developed software was valued based on the replacement cost method under the cost approach. All of these intangibles acquired represent a Level 3 measurement as they are based on unobservable inputs reflecting the Company’s management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

	Weighted Average Useful Life
	(in years)	Fair value
Trade name and trademarks	8 years	$9,030
Customer relationships	13 years	28,840
Internally developed software	5 years	490
		$38,360

As of September 30, 2025, the weighted-average useful life of total identifiable intangible assets acquired in the Business Combination, excluding goodwill, is 11.7 years.

The Company expects to realize revenue synergies, leverage, brand awareness, stronger margins, greater free cash flow generation, and expand its existing sales channels, and utilize the existing workforce. The Company also anticipates opportunities for growth through the ability to leverage additional future services and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of XBP Europe Holdings, Inc.’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. The Company engaged a third-party valuation firm to aid management in its analysis of the fair value of the assets and liabilities. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. $26.5 million of revenue and $4.9 million of net loss for XBP Europe Holdings, Inc. are included in consolidated revenues and net loss, respectively, in the condensed consolidated statements of operations for the period August 1, 2025 to September 30, 2025.

Transaction Costs

The Company incurred approximately $2.1 million in advisory, legal, accounting and management fees in conjunction with the Business Combination as of September 30, 2025. These costs do not include the legal and other fees paid for the Restructuring as discussed in Note 1, General. These costs were expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated and combined statement of operations for the period August 1, 2025 to September 30, 2025.

Pro-Forma Information

Following are the supplemental consolidated results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2024 for the three months and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenue	$220,432	$269,167	$672,626	$773,868
Net Loss	(46,272)	(14,804)	(68,458)	(48,185)

These pro forma results were based on estimates and assumptions which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented and are not necessarily indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

6.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the Convenience Date fair values less accumulated amortization as of September 30, 2025 (Successor) and consist of the following:

	Successor
	Consolidated
	September 30, 2025
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$295,599	$(7,148)	$288,451
Trade names (b)	11,904	(188)	11,716
Outsourced contract costs	1,922	(868)	1,054
Internally developed software	38,910	(2,157)	36,753
Purchased software	15,009	(297)	14,712
Intangibles, net	$363,344	$(10,658)	$352,686

	Predecessor
	Combined and Consolidated
	December 31, 2024
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$490,166	$(388,565)	$101,601
Developed technology	88,554	(88,501)	53
Trade names (c)	5,300	—	5,300
Outsourced contract costs	17,660	(16,496)	1,164
Internally developed software	56,285	(47,610)	8,675
Purchased software	26,749	(10,700)	16,049
Intangibles, net	$684,714	$(551,872)	$132,842

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names as of September 30, 2025 (Successor), includes XBP trade name which is a definite-lived intangible asset, and Rust and Lexicode trade names which are indefinite-lived intangible assets. The carrying amount of $11.7 million at September 30, 2025 (Successor) represents $8.8 million of definite-lived trade name and $2.9 million of indefinite-lived trade names. The carrying amount of trade names as of September 30, 2025 (Successor) is net of $0 of accumulated impairment losses.
(c)	The carrying amount of trade names as of December 31, 2024 (Predecessor) represents indefinite-lived intangible assets and is net of accumulated impairment losses of $44.1 million.

Aggregate amortization expense related to intangible assets was $6.9 million, $2.1 and $15.1 million for the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Aggregate amortization expense related to intangible assets was $7.9 million and $26.2 million for the three and nine months ended September 30, 2024 (Predecessor), respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
Remainder of 2025	$12,998
2026	46,762
2027	44,044
2028	41,284
2029	38,257
2030 and thereafter	166,466
Total	$349,811

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 15, Segment Information).

Goodwill by reporting segment consists of the following:

	Successor
	Consolidated
	Balances as at August 1, 2025 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at September 30, 2025 (a)
Applied Workflow Automation	$356,777	$—	$—	$(215,800)	$—	$140,977
Technology	153,287	—	—	(80,000)	—	73,287
Total	$510,064	$—	$—	$(295,800)	$—	$214,264

	Predecessor
	Combined and Consolidated
	Balances as at January 1, 2025 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at July 31, 2025 (a)
Applied Workflow Automation	$39,718	$—	$—	$—	$—	$39,718
Technology	—	—	—	—	—	—
Total	$39,718	$—	$—	$—	$—	$39,718

	Predecessor
	Combined and Consolidated
	Balances as at January 1, 2024 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2024 (a)
Applied Workflow Automation	$147,542	$—	$—	$(108,489)	$665	$39,718
Technology	—	—	—	—	—	—
Total	$147,542	$—	$—	$(108,489)	$665	$39,718

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to Applied Workflow Automation and Technology was $215.8 million and $80.0 million, respectively, at September 30, 2025 (Successor). Accumulated impairment relating to Applied Workflow Automation was $839.6 million and $731.1 million at December 31, 2024 (Predecessor) and January 1, 2024 (Predecessor), respectively.

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.

During the period August 1, 2025 to September 30, 2025, the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. Management concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350, Intangibles – Goodwill and Other. As a result, the Company performed an interim quantitative goodwill impairment assessment for all reporting units as of September 30, 2025.

Company’s interim impairment assessment as of September 30, 2025 utilized Discounted Cash Flow Method of the Income Approach and the Guideline Public Company Method of the Market Approach to determine the reporting units’ fair values. For the Discounted Cash Flow Method, we utilized discounted cash flow projections using market participant weighted average cost of capital calculation. The Guideline Public Company Method utilizes market data of similar publicly traded companies. In connection with the completion of the interim impairment test, the Company recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment and Technology segment, respectively. The impairment charges are included within impairment of goodwill in the condensed consolidated statements of operations for the period August 1 2025 to September 30, 2025.

7.     Long-term Debt and Credit Facilities

Disclosure under this footnote should be read in conjunction with the “Chapter 11 Reorganization” disclosure included under Note 1, General.

July 2030 Notes

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (for this purpose, together, the “2030 Notes Issuers”), certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “July 2030 Notes Indenture”) governing the Company’s 12.0% First-Priority Senior Secured Notes due 2030 (the “July 2030 Notes”). The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. The July 2030 Notes bear interest at a fixed rate of 12.0% per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing January 15, 2026, and mature on July 15, 2030. Interest on overdue amounts accrues at the stated rate plus 2.0% per annum. $183.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of September 30, 2025.

The July 2030 Notes may be redeemed, in whole or in part, at the 2030 Notes Issuers’ option at any time, upon not less than 10 nor more than 30 days’ prior notice, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the July 2030 Notes are subject to repurchase requirements upon the occurrence of certain specified events, including upon a change of control event at 101% of principal plus accrued and unpaid interest and on certain asset sales or debt proceeds at 100% of principal plus accrued and unpaid interest.

The July 2030 Notes Indenture limits the ability of the 2030 Notes Issuers and the guarantors to incur additional debt, pay dividends or make other restricted payments, make certain investments, create or permit liens on assets, sell or dispose of assets, and enter into transactions with affiliates, in each case subject to specified exceptions. Events of default include the failure to pay principal, interest or other amounts when due, the failure to comply with covenants or other agreements in the July 2030 Notes Indenture, defaults on other material indebtedness of the 2030 Notes Issuers or the guarantors, certain bankruptcy or insolvency events, and the entry of material judgments against the 2030 Notes Issuers or the guarantors. If an event of default occurs and is continuing, the July 2030 Notes may be declared immediately due and payable, and in the case of bankruptcy or insolvency events, the July 2030 Notes automatically become immediately due and payable.

The obligations under the July 2030 Notes are fully and unconditionally guaranteed on a senior secured basis by the 2030 Notes Issuers’ U.S. subsidiary guarantors, and are secured by liens on the collateral of the 2030 Notes Issuers and such guarantors, subject to permitted liens and the terms of the Super Senior and Equal Priority Intercreditor Agreements. Under these agreements, the ABL Lenders (as described below) hold first-priority liens on receivables, inventory, cash and related assets, while the Super Senior Term Loan Lenders (as described below) and July 2030 Noteholders hold junior liens on such assets. With respect to fixed assets, equity interests, intellectual property and related assets, the Super Senior Term Loan Lenders and July 2030 Noteholders share equal first-priority liens on a pari passu basis, while the ABL Lenders hold junior liens.

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of the Exela Technologies BPA, LLC as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provides for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, stepping down to 7.3% per annum upon the establishment of an Incremental Facility, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum, stepping down to 8.3% per annum upon the establishment of an Incremental Facility. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of September 30, 2025, there were borrowings of $46.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults etc., the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by a first-priority lien on substantially all of the assets of the Super Senior Term Loan Borrowers' and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million (or $10.0 million after the incurrence of any Incremental Facility). The Super Senior Term Loan Borrowers were in compliance with all financial covenants as of September 30, 2025.

Second Lien Note

On February 27, 2023, BPA, through its subsidiary Exela Receivables 3, LLC, and BRF Finance Co., LLC had entered into a new Secured Promissory Note pursuant to which BPA borrowed $31.5 million from BRF Finance Co., LLC secured by a second lien pledge of Exela Receivables 3, LLC, a subsidiary of BPA (the “Second Lien Note”). The Second Lien Note was originally scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. On July 29, 2025, the Company entered into an Amended and Restated Second Lien Credit Agreement with BRF Finance Co., LLC. The amendment was executed in connection with BPA’s emergence from the Chapter 11 Cases to align the terms of the Second Lien Note with the Company’s new capital structure and intercreditor arrangements. The revised agreement extended the maturity of the Second Lien Note to March 30, 2026. At the option of the Company, the maturity of the Second Lien Note could be further extended to September 30, 2026.

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Notes requires the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with all financial covenants as of September 30, 2025.

During 2024 (Predecessor), the Company had repaid $6.0 million principal amount of the Second Lien Note. During the periods January 1, 2025 to July 31, 2025 (Predecessor) and August 1, 2025 to September 30, 2025 (Successor), the Company repaid $6.0 million and $2.0 million, respectively, in principal amount of the Second Lien Note. The loss on early extinguishment of debt during the period July 1, 2025 to July 31, 2025 and January 1, 2025 to July 31, 2025 totaled $0 and $0.1 million, respectively and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated and combined statements of operations. As of September 30, 2025, there were borrowings of $17.5 million outstanding under the Second Lien Note included in the current portion of long-term debt in the condensed consolidated balance sheet.

ABL Facility

On July 29, 2025, Exela Technologies BPA, LLC and certain of its subsidiaries (collectively, the "ABL Borrowers") entered into a $150.0 million Asset-Based Lending Credit and Security Agreement (the “ABL Facility”) with MidCap Funding IV Trust, as administrative and collateral agent, and a syndicate of lenders (the “ABL Lenders”). The ABL Facility was executed in connection with the BPA’s emergence from the Chapter 11 Cases and provides for revolving commitments of up to $150.0 million, with an option to increase to $175.0 million through an additional tranche. The borrowing availability under the ABL Facility is limited to the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, which is calculated by reference to eligible billed and unbilled receivables, certain other receivables, eligible cash, and related assets, reduced by reserves established by the Agent. Borrowings under the ABL Facility bear an interest at Term SOFR plus an applicable margin ranging from 3.8% to 4.3%, depending on the ABL Borrowers’ trailing twelve-month EBITDA, subject to a 1.0% SOFR floor. Interest is payable monthly, with a 2.0% default premium. In addition to interest, the ABL Borrowers are required to pay an unused commitment fee of

0.5% per annum on the average daily unused portion of the commitments, customary letter of credit fees on the face amount of each outstanding letter of credit, a collateral management fee payable to the Agent, and a minimum balance fee if borrowings under the ABL Facility fall below 20.0% of the Borrowing Base.

As of September 30, 2025, there were borrowings of $72.1 million outstanding under the ABL Facility. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

The obligations under the ABL Facility are guaranteed on a joint and several basis by substantially all of the ABL Borrowers’ U.S. subsidiaries. The liens securing the ABL Facility are subject to an Intercreditor Agreement (the “ABL Intercreditor Agreement”) dated July 29, 2025, among MidCap Funding IV Trust, Ankura Trust Company, LLC, as Term Agent, BRF Finance Co., LLC, as Riley Agent, and U.S. Bank Trust Company, National Association, as July 2030 Notes Trustee. The ABL Intercreditor Agreement governs lien priorities including (i) relative priorities for the collateral securing the ABL Facility obligations, the Super Senior Term Loan obligations, the July 2030 Notes Indenture obligations and the Second Lien Note obligations; (ii) collateral priorities securing (a) any Second Lien Note obligations, (b) any Super Senior Term Loan obligations, (c) any July 2030 Notes Indenture obligations, or (d) any Excess ABL Debt; and (iii) prohibition on contesting liens. The ABL Facility is secured by a first-priority lien on certain ABL Priority Collateral (including receivables, cash, inventory, deposit accounts, and related assets) and a junior lien on certain Term Priority Collateral, subject to the ABL Intercreditor Agreement.

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business, with a minimum fixed charge coverage ratio, tested if excess availability falls below a defined threshold. The ABL Facility requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (aa such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The ABL Facility also requires maintaining minimum excess availability of not less than $7.5 million at any time for three (3) or more consecutive business days through June 30, 2026. The Company was in compliance with all financial covenants as of September 30, 2025.

Senior Credit Facilities Agreement

In June 2024, XBP Europe, Inc. a wholly-owned subsidiary of the Company, together with certain other subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with HSBC UK Bank plc (the “HSBC”) for a £15.0 million and €10.5 million secured credit facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2028 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2028 Term Loan B Facility”, collectively with the 2028 Term Loan A Facility, the “2028 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “Revolving Credit Facility”), and, together with the 2028 Term Loan Facilities, (the “Senior Credit Facilities”). The 2028 Term Loan Facilities mature on June 26, 2028 and the Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. Borrowings under the 2028 Term Loan A Facility, the 2028 Term Loan B Facility and Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

On July 25, 2025, an amendment to the Facilities Agreement was executed to permit the borrowing of an additional sum of €16.1 million, equivalent of £14.0 million, under the Revolving Credit Facility. The drawdowns were made in Euro and used for general corporate purposes. This amendment extended the maturity of the Revolving Credit Facility to June 26, 2028 and updated certain definitions and covenants reflecting the Company’s new corporate structure following the Business Combination as discussed in Note 5, Business Combination.

The Secured Credit Facilities continue to be secured by first-ranking security interests over substantially all assets of XBP Europe, Inc. and other borrower and guarantor subsidiaries, including cash, receivables, inventory, intercompany receivables, shares in subsidiaries, and related assets. The amendment added a new covenant restricting XBP Global, as the parent of XBP Europe, Inc., from providing certain guarantees or other credit support. Except as otherwise provided by applicable law, all obligations under the Facilities Agreement are jointly and severally unconditionally guaranteed by the European subsidiaries of XBP Europe, Inc.

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly instalments of £150 thousand which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly instalments of €525 thousand which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the period August 1, 2025 to September 30, 2025, the Company repaid $0.2 million of outstanding principal amount under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of September 30, 2025, the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.9 million, $9.4 million, and $35.6 million, respectively.

The Facilities Agreement contains financial covenants including, but not limited to, (i) requiring the maintenance of a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. The Facilities Agreement and indenture governing the Secured Credit Facilities contains certain affirmative and negative covenants limiting the ability of the XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. As of September 30, 2025, the Company was in compliance with all affirmative and negative covenants under the Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection which each monthly sale of certain existing receivables, up to and including September 30, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $9.0 million and $22.1 million, net of legal and other fees of $1.0 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $10.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $9.0 million and $22.1 million under the BR Exar AR Facility during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of September 30, 2025, and December 31, 2024, there was a $8.2 million and $7.8 million of outstanding balance, respectively, under the BR Exar AR Facility included in the current portion of long-term debt in the condensed consolidated and combined balance sheets.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated the aggregate $1.0 million and $1.6 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost, and $0 and $1.7 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Amortizations of the debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

Amended Factoring Agreement

On September 15, 2023, certain European subsidiaries of the Company had entered into an amendment to a secured borrowing facility (the “Amended Factoring Agreement”) for a non-recourse factoring program pursuant to which an unrelated third party (the “Factor”) purchases certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) from certain subsidiaries of the Company (the “Relevant Entities”) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The Relevant Entities have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the relevant entities.

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of account receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows.

As of September 30, 2025, the Company’s outstanding factored accounts receivable totalled approximately $6.8 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totalling approximately $0.1 million for the period August 1, 2025 to September 30, 2025, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations and comprehensive loss.

Long-Term Debt Outstanding

As of September 30, 2025 (Successor), and December 31, 2024 (Predecessor), the following debt instruments were outstanding:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	September 30,	December 31,
	2025	2024
Other (a)	$8,057	$11,324
Secured borrowings under BR Exar AR Facility (b)	7,090	7,030
Senior secured term loan (c)	—	36,936
July 2026 Notes (d)	—	23,200
April 2026 Notes (e)	—	1,331,953
Second Lien Note maturing March 30, 2026 (f)	17,525	24,509
2028 Term Loan Facilities maturing June 26, 2028 (g)	12,247	—
Revolving Credit Facility maturing in June 26, 2028 (h)	35,553	—
Super Senior Term Loan maturing July 28, 2028 (i)	45,953	—
ABL Facility maturing July 29, 2028	72,053	—
July 2030 Notes maturing July 15, 2030 (j)	182,988	—
Total debt	381,466	1,434,952
Less: Current portion of long-term debt	(34,863)	(1,433,484)
Long-term debt, net of current maturities	$346,603	$1,468

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with other loans entered into by subsidiaries of the Company.
(b)	Net of unamortized debt issuance cost of $1.1 million as of September 30, 2025; and net of unamortized net original issue discount of $0.7 million and less than $0.1 million of debt issuance cost as of December 31, 2024.
(c)	Net of unamortized debt issuance costs of $1.0 million and net of unamortized original issue discount of $0.6 million as of December 31, 2024.
(d)	Net of unamortized net original issue discount of $0.6 million and debt issuance costs of $0.2 million as of December 31, 2024. Following Chapter 11 reorganization, July 2026 Notes were reclassified to liabilities subject to compromise and were discharged on July 29, 2025 by issuance of Common Stock of the Company to the noteholders. Refer to Note 4, Fresh Start Accounting.
(e)	Includes unamortized net debt exchange premium of $66.7 million as of December 31, 2024. Following the Restructuring, July 2026 Notes were reclassified to liabilities subject to compromise and were discharged on July 29, 2025 by issuance of Common Stock of the Company to holders of claims relating to such notes. Refer to Note 4, Fresh Start Accounting.
(f)	Net of unamortized debt issuance costs of $0 and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.
(g)	Net of unamortized debt issuance costs of $0.6 million as of September 30, 2025.
(h)	Net of unamortized debt issuance costs of $0.4 million as of September 30, 2025.
(i)	Net of unamortized debt issuance costs of less than $0.1 million as of September 30, 2025.
(j)	Net of $18.0 million of principal amount of July 2030 Notes internally held by a subsidiary of the Company as of September 30, 2025.

As of September 30, 2025 (Successor), maturities of long-term debt are as follows:

Maturity
Remainder of 2025	$16,177
2026	21,650
2027	3,932
2028	158,512
2029	182,988

Thereafter	—
Total long-term debt	383,259
Less: Unamortized original issue discount and debt issuance cost	(1,793)
$381,466

8.     Income Taxes

The Company applies an estimated effective tax rate ("ETR") approach for the Successor for period August 1, 2025 through September 30, 2025 by calculating a tax provision for interim periods, as required under U.S.GAAP. The Company recorded an income tax expense of $3.4 million for the period August 1, 2025 through September 30, 2025 (Successor). The Company recorded tax expense of $33.3 million and $4.4 million for the period July 1, 2025 to July 31, 2025 (Predecessor) and for the three months ended September 30, 2024 (Predecessor), respectively. The Company recorded tax expense of $35.9 million and $9.4 million for the period January 1, 2025 to July 31, 2025 (Predecessor) and for the nine months ended September 30, 2024 (Predecessor), respectively.

The Company's ETR for the period August 1, 2025 through September 30, 2025 (Successor) is (1.1)%. The Successor's ETR differed from the expected U.S. statutory tax rate of 21% and was impacted by permanent differences primarily related to the goodwill impairment, state and local current tax expense, foreign operations and valuation allowances, including valuation allowances on a portion of the Company's deferred tax assets on U.S. disallowed interest expense carryforwards that are more likely than not to be realized.

The Company's ETR for the period July 1, 2025 to July 31, 2025 (Predecessor) is 2.2% and for the period January 1, 2025 to July 31, 2025 (Predecessor) is 2.4%. The Predecessor's ETR differed from the expected U.S. statutory tax rate of 21% and was impacted by permanent adjustments primarily related to reorganization items as well as deferred tax liabilities established under Fresh Start accounting net of the release of valuation allowances on a portion of the Company's deferred tax assets on U.S. disallowed interest expense carryforwards that are more likely than not to be realized.

For the three and nine months ended September 30, 2024 (Predecessor), the Company's ETR of (18.2)% and (12.8)% differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current tax expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of the TCJA.

During the period August 1, 2025 through September 30, 2025 (Successor), the Company's liability for unrecognized tax benefits (including interest and penalty) increased by $0.2 million due to accrued interest.

The Organization of Economic Co-operating and Development reached agreement on Pillar Two Model Rules ("Pillar Two") to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. The Company determined these rules did not have a material impact on the Company's taxes for the period ending September 30, 2025 and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA contains, among other provisions, changes to the U.S. corporate income tax system, including allowing immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The OBBBA has multiple effective dates, with certain provisions taking effect in 2025. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan)

(up to an initial funding obligation of $15.0 million and any excess over $25.0 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.

The Company has produced a preliminary calculation of the Transaction Tax Liabilities utilizing underlying data which includes estimates. The preliminary calculation reflects tax liabilities below the initial $15 million funding obligation. The Company continues to refine the preliminary calculation by utilizing best estimates available. This process will continue in the coming weeks until the input data is finalized.

9.     Employee Benefit Plans

All of the pension plans as discussed below pertain to the Company’s European subsidiaries, which were deemed to be acquired as part the Business Combination (Refer to Note 5, Business Combination).

U.K. Pension Plan

Two of the Company’s subsidiaries in the United Kingdom provide pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participant’s leaving the Company or March 31, 2015. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles.

German Pension Plan

XBP Global’s subsidiary in Germany, Exela Technologies ECM Solutions GmbH, provides pension benefits to certain retirees. Employees eligible for participation include all employees who started working for the Company or its predecessors prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets. No new employees are registered under this plan and the participants who are already eligible to receive benefits under this plan are no longer employees of the Company.

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participants leaving the Company’s subsidiary or April 30, 2018.

Asterion Pension Plan

In 2018, Exela Technologies Holding GmbH, acquired the obligation to provide pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participant’s leaving the Company or April 10, 2018.

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2025, the Company recorded $0 of actuarial gains or losses.

Pension Expense

The components of the net periodic benefit cost for the period August 1, 2025 to September 30, 2025 are as follows:

Successor
Consolidated
Period from August 1, 2025 through September 30,
2025
Service cost	$6
Interest cost	563
Expected return on plan assets	(576)
Amortization:
Amortization of prior service cost	—
Amortization of net loss	312
Net periodic (benefit) cost	$305

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Global’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of less than $0.1 million to its pension plans for the period August 1, 2025 to September 30, 2025. The Company expects to fund the pension plans with the required contributions for 2025 based on current plan provisions.

10.     Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe any of these actions that are currently pending will have a material, adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows.

Business Interruption Insurance Claim

During the second half of 2022, certain subsidiaries of the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of such subsidiaries operational and information technology systems. As a result of the 2022 Network Outage, such subsidiaries of the Company experienced lost revenue and incurred certain incremental costs. The Company had reduced its revenue for 2022 by the estimated settlement amount of the incident-

related customer claims and recorded an accrued liability for the claims payable to customers. A total of $1.9 million and $1.9 million that may be payable to customers to settle customer claims are recorded as customer payables in accrued liabilities on its condensed combined and consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. On April 17, 2024, the Company commenced an action (the “Insurance Lawsuit”) against two excess-layer insurers (collectively, the “Second Excess Insurers”) seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million, and on October 15, 2024, the Company settled its claim against the other Second Excess Insurers for $3.6 million (less amounts already paid). On October 8, 2024, the subsidiary of the Company moved to amend the complaint (the “Amended Complaint”) to add two additional excess-layer insurers to the Insurance Lawsuit. The Amended Complaint was filed on October 24, 2024. At this time, it is not practicable to render an opinion regarding the outcome of this matter; however, the Company believes it has meritorious claims and plans to vigorously assert them. Settlement discussions are ongoing.

Company Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the French Labor Court on June 9, 2022. Various hearings were held. In March 2023, 67 claimants (4 had previously settled) applied for summary judgment which was granted for $1.1 million and was paid by the Company. In addition, settlement agreements were reached with 56 claimants for $1.8 million in 2024. A further settlement with the 15 remaining claimants was reached for $0.8 million. The Company has accrued $0.8 million on the condensed consolidated balance sheet as of September 30, 2025.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to customers by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of cash flows.

11.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of September 30, 2025 and December 31, 2024, due to the relative short maturity of these instruments. Management estimated the fair values of the Successor’s July 2030 Notes at approximately 80.5% of the principal balance outstanding as of September 30, 2025. Management had estimated the fair values of the Predecessor’s July 2026 Notes and the April 2026 Notes at approximately 20.0% and 15.0%, respectively, of the respective principal balance outstanding as of December 31, 2024. During the Chapter 11 Cases, the July 2026 Notes and the April 2026 Notes were classified as liabilities subject to compromise on the condensed consolidated and combined balance sheet of the Predecessor and were discharged on July 29, 2025 on issuance of Common Stock of the Company as discussed under Note 4, Fresh Start Accounting. The fair values of secured borrowings under the BR Exar AR Facility, the Second Lien Note, the Super Senior Term Loan, the ABL Facility, the 2028 Term Loan Facilities and the Revolving Credit Facility are equal to their respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with other loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debt using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of Private Warrants liability of the Company included in the other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2025 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor):

	Successor
	Consolidated
	Carrying	Fair	Fair Value Measurements
As of September 30, 2025	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$346,603	$310,920	$—	$310,920	$—
Current portion of long-term debts	34,863	34,863	—	34,863	—
Private Warrants liability	6	6	—	—	6

	Predecessor
	Combined and Consolidated
	Carrying	Fair	Fair Value Measurements
As of December 31, 2024	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,468	$1,468	$—	$1,468	$—
Current portion of long-term debts	1,433,484	267,781	—	267,781	—

The significant unobservable inputs used in the fair value of the Private Warrants liability of the Company are assumptions related to the inputs of exercise price, fair value of the underlying Common Stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

Successor
Consolidated
Period from August 1, 2025 through September 30,
2025
Balance at beginning of period	$9
Reduction in the fair value of the Private Warrants liability	(3)
Balance at end of period	6

12.   Stock-Based Compensation

XBP 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe Holdings, Inc. (the legal acquirer under the Business Combination) had approved and adopted XBP Europe Holdings, Inc.’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe Holdings, Inc.’s 2024 Annual Meeting of Stockholders. The XBP 2024 Equity Plan was subsequently amended following stockholder approval on July 25, 2025, to authorize additional shares and continues to be effective after the Business Combination. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, the Company has been authorized to issue up to 17,271,867 shares of common stock, which may be granted to eligible participants in furtherance of the Company’s broader compensation strategy and philosophy, of which 13,202,421 shares remain available for issuance (including 2,175,762 shares subject to outstanding awards), as of September 30, 2025. Awards under the 2024 Equity Plan are granted upon terms approved by the Company’s Compensation Committee and set forth in an award agreement or other evidence of an award.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over one (1) year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the period August 1, 2025 to September 30, 2025 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of August 1, 2025 (Successor)	1,052,386	$1.29	2.08
Granted	1,123,376	0.84	0.85
Forfeited	—
Vested	—
Outstanding Balance as of September 30, 2025 (Successor)	2,175,762	$1.06	1.44

As of September 30, 2025, there was $1.6 million of total unrecognized compensation expense related to non-vested restricted stock unit awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.3 million related to restricted stock unit awards under the XBP 2024 Equity Plan for the period August 1, 2025 to September 30, 2025

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require not less than a four (4) year ratable vesting period. There was no stock option activity for the period August 1, 2025 to September 30, 2025 and no stock options outstanding as of September 30, 2025 under the XBP 2024 Equity Plan.

13.   Stockholders’ Equity and Warrants

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Preferred Stock — The Company is authorized to issue up to 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 400,000,000 shares of Common Stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of September 30, 2025, there were 117,515,972 shares of Common Stock issued and outstanding.

Warrants — As of September 30, 2025, the Company had the following warrants to purchase Common Stock outstanding:

	Warrants	Exercise Price	Expiration
Private Placement Warrants	135,000	11.50	11/29/2028
Forward Purchase Warrants	250,000	11.50	11/29/2028
Public Warrants	6,249,980	11.50	11/29/2028
ETI Warrants	6,632,418	4.98	07/29/2030
Total	13,267,398

Public Warrants

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the condensed consolidated balance sheets. They may only be exercised for a whole number of shares at a price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire November 29, 2028, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants if the price per share of common stock equals or exceeds $18.00 (except as described with respect to the Private Placement Warrants and Forward Purchase Warrants):

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrantholder; and
●	if, and only if, the closing price of the Common stock equals or exceeds $18.00 per share (as adjusted) for any of 20 trading days within a 30-trading day period and ending three trading days before the Company sends the notice of redemption to the warrantholders.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to affect such registration or qualification.

Private Placement and Forward Purchase Warrants

The Private Placement and Forward Purchase Warrants (together “Private Warrants”) meet the definition of a derivative; however, they do not meet the equity scope exception in ASC 815 and are therefore classified as a liability. The Private Warrants are identical to the Public Warrants, except that so long as they are held by CFAC Holdings VIII,

LLC (an affiliate of Cantor Fitzgerald) or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, and (ii) shall not be redeemable by the Company,

Upon exercise of each of the Public Warrants and Private Warrants, the exercise price and number of shares of Common Stock issuable may be adjusted in certain circumstances including in the event of a stock dividend, a consolidation, combination, reverse stock split or reclassification of shares of Common Stock.

ETI Warrants

On July 29, 2025, the Company issued Common Stock purchase warrants to certain subsidiaries of ETI which entitles them to purchase 6,632,418 shares of Common Stock of the Company for an exercise price of $4.98 per share (the “ETI Warrants”). The ETI Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the condensed consolidated balance sheets. No fractional shares will be issued upon exercise of the ETI Warrants. The ETI Warrants are currently exercisable and will expire on July 29, 2030. The ETI Warrants are not traded as of September 30, 2025 and are not subject to redemption by the Company.

14.   Related-Party Transactions

Successor

Relationship with HandsOn Global Management

Par Chadha, the Chairman of the Company’s board of directors, and Andrej Jonovic, Chief Executive Officer of the Company and a director, are affiliated with HandsOn Global Management LLC (together with affiliated entities managed by HandsOn Global Management LLC, “HGM”).

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurred marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016 (collectively, with the agreement with Rule 14, LLC, the “Master Agreements”). Each of the Master Agreements provide the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company was entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is to be shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are subject to arrangements under the Master Agreements, and the Company has the license to use and resell such brands, as described in the Master Agreements. The Company incurred fees relating to the Master Agreements of $1.1 million for the period August 1, 2025 to September 30, 2025 (Successor). The Company earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the period August 1, 2025 to September 30, 2025 (Successor).

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases (the “HOV Leases”) was less than $0.1 million for the period August 1, 2025 to September 30, 2025 (Successor). In addition, HOV Services Limited provides the Company data capture and technology services. The expense recognized for these services was approximately $0.1 million for the period August 1, 2025 to September 30, 2025 (Successor). These expenses are included in related party expense in the condensed consolidated statements of operations.

On September 1, 2024, the Company, through one of its subsidiaries, entered into a master services agreement with Aideo Technology LLC (“Aideo”), which offers its AI coding platform and is an affiliate under common control with HGM, wherein the Company agreed to provide medical coding services to Aideo. On October 1, 2024, the Company, through one of its subsidiaries, entered into another master services agreement with Aideo wherein the Company agreed to provide the management of Amazon Web Services hosting services to Aideo (together with the initial Aideo Agreement, the “Aideo Agreements”). For the period August 1, 2025 to September 30, 2025 (Successor), the Company has recognized less than $0.1 million of revenue under the Aideo Agreements.

On February 5, 2025, the Company entered into a service agreement with Nventr, LLC, a portfolio company of HGM, that provides AI analytics solutions (the “Nventr Agreement”). The Company incurred an expense of $0.1 million for the period August 1, 2025 to September 30, 2025 (Successor), in related party expenses for these services within the condensed consolidated statements of operations. The Company capitalized $0.1 million towards solutioning work under the Nventr Agreement for the period August 1, 2025 to September 30, 2025 (Successor).

On February 18, 2025, the Company entered into a service agreement with HOV Services Limited, to help mitigate the risk of service disruption from the Chapter 11 Cases on the Predecessor by providing an alternate source for certain BPO, outsourcing, management, and financial transaction processing solutions. The Company incurred an expense of $1.0 million for the period August 1, 2025 to September 30, 2025 (Successor), in related party expenses within the condensed consolidated statements of operations.

Predecessor

Relationship with HGM

Par Chadha, served as Executive Chairman of the Predecessor’s former parent ETI, Matthew Brown, the former Interim Chief Financial Officer of ETI, and Ron Cogburn, and James Reynolds, who served as members of ETI’s board of directors, are or had been affiliated with HGM. Mr. Chadha remains affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020, and Mr. Brown was affiliated with HGM until 2017.

The Predecessor incurred fees relating to the Master Agreements of $4.5 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The Predecessor incurred fees relating to the Master Agreements of $1.9 million and $6.0 million for the three and nine months ended September 30, 2024, respectively. The Predecessor earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the three and nine months ended September 30, 2024 and for the period January 1, 2025 to July 31, 2025 (Predecessor).

The rental expense for the HOV Leases was $0.1 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The rental expense for the HOV Leases was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024 (Predecessor), respectively. In addition, HOV Services Limited provided the Predecessor data capture and technology services. The expense recognized for these services was approximately $0.8 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The expense recognized for these services was approximately $0.7 million and $1.8 million for the three and nine months ended September 30, 2024 (Predecessor), respectively. These expenses are included in related party expense in the condensed consolidated and combined statements of operations.

For the period January 1, 2025 to July 31, 2025 (Predecessor), the Predecessor has recognized $0.1 million of revenue under the Aideo Agreements.

On September 1, 2023, the Predecessor, through one of its subsidiaries, entered into a master services agreement with Doctors of Waikiki LLP (“DOW”), which is an affiliate under common control with HGM, where the Predecessor could provide services under one or more statements of work to DOW. The Predecessor, acting under the first statement of work, provided collection services to DOW to collect past-due medical debts from its patients and insurance companies for which the Predecessor received a commission of 15% for accounts assigned within one year of the service date and 25% for accounts assigned after one year. Under the second statement of work the Predecessor managed DOW's insurance billing and denial management for medical bills generated after patients receive treatment from DOW for which the Predecessor invoiced $2,000 per month for each full-time employee assigned to the project. For the period January 1, 2025 to July 31, 2025 (Predecessor), the Predecessor recognized $0 of income under these two SOWs. For the three and nine months ended September 30, 2024 (Predecessor), the Predecessor had recognized $0 and less than $0.1 million of income, respectively, under these two SOWs.

April 2026 Notes held by ETI Subsidiaries

As of December 31, 2024, $368.8 million of aggregate principal amount of the Predecessor’s April 2026 Notes were held by subsidiaries of ETI that had been formed to acquire and hold such indebtedness. The Predecessor recorded net interest expense of $13.7 million using effective interest rate method on the April 2026 Notes held by such ETI subsidiaries for the period January 1, 2025 to July 31, 2025 (Predecessor). The Predecessor recorded net interest expense of $4.7 million and $12.4 million using the effective interest rate method on the Predecessor’s April 2026 Notes held by such ETI subsidiaries for the three and nine months ended September 30, 2024 (Predecessor).

Recharges by ETI

Pursuant to carve out of the Predecessor as a separate entity, cost incurred by the Predecessor’s former parent ETI to support the Predecessor business has been recharged by ETI. During the period January 1, 2025 to July 31, 2025 (Predecessor), the Predecessor reimbursed $1.2 million to ETI primarily on account of salaries, legal and professional fees and other miscellaneous expenses. During the three and nine months ended September 30, 2024 (Predecessor), the Predecessor reimbursed $5.9 million and $8.2 million, respectively, to ETI primarily on account of salaries, legal and professional fees and other miscellaneous expenses.

Transactions between the Predecessor and XBP Europe Holdings, Inc.

XBP Europe Holdings, Inc. (together with its subsidiaries, “XBP Europe”) was a subsidiary of ETI and an affiliate of the Predecessor until the Business Combination. Historically, XBP Europe and its predecessor entities and subsidiaries was managed and operated in the ordinary course of business with other subsidiaries of ETI including the Predecessor. Given below are the transactions that occurred between the Predecessor and XBP Europe during the three and nine months ended September 30, 2024 and for the period January 1, 2025 to the Convenience Date.

Purchase of Products and Services: during the historical periods presented, the Predecessor purchased products and services from XBP Europe. Related party expense in the consolidated and combined statements of operations include purchases from XBP Europe of $0.4 million for the period January 1, 2025 to July 31, 2025 (Predecessor). Related party expense in the consolidated and combined statements of operations include purchases from XBP Europe of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024 (Predecessor), respectively.

Sales: during the historical periods presented, the Predecessor sold SDS scanners and related spare parts to XBP Europe. These sales totaled $0 for the period January 1, 2025 to July 31, 2025 (Predecessor). These sales totaled $0.1 million and $0.1 million for the three and nine months ended September 30, 2024 (Predecessor).

Shared Service Center Costs: the historical costs and expenses of XBP Europe include costs for certain shared service functions historically provided by the Predecessor, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTEs), formal agreements between the Predecessor and XBP Europe, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and the costs of operating XBP Europe during the periods presented. The allocated shared service expenses and general corporate expenses for the period January 1, 2025 to July 31, 2025 (Predecessor) were $1.4 million. The allocated shared service expenses and general corporate expenses for the three and nine months ended September 30, 2024 (Predecessor) were $0.8 million and $2.4 million, respectively, and are included in the related party revenue, net in the consolidated and combined statements of operations. In the opinion of management of the Predecessor and XBP Europe, the expense and cost allocations had been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe during 2025 and 2024. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been incurred had XBP Europe operated as an independent entity, including any expenses associated with obtaining any of these services from the Predecessor. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Service Fee: during the historical periods presented, the Predecessor provided management services to XBP Europe in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to XBP Europe. On October 9, 2022, the management fee was terminated and was replaced by the related party service fee pursuant to a certain services agreement, which reduced the fee and modified the services provided. Services provided under the services agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Predecessor earned total fees of $0.8 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The Predecessor earned total fees of $0.6 million and $1.1 million for the three and nine months ended September 30, 2024 (Predecessor), respectively.

Notes Receivable: the Predecessor entered into four intercompany loan agreements (“Related Party Notes Receivable”) with XBP Europe, three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The Related Party Notes Receivable has a ten-year term and bear annual interest of 6.0%, due at the end of the term. The condensed combined and consolidated balance sheets included $1.5 million Related Party Notes Receivable as of December 31, 2024. The condensed combined and consolidated statements of operations included $0.1 million of related party interest income for the period January 1, 2025 to July 31, 2025 (Predecessor) in the interest expense, net. The condensed combined and consolidated statements of operations included less than $0.1 million of related party interest income for each of the three and nine months ended September 30, 2024 (Predecessor) in the interest expense, net.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	September 30, 2025		December 31, 2024
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services Limited	$—	$1,727	$—	$620
Rule 14, LLC	—	1,039	—	2,626
HGM	—	820	831	—
DOW	—	138	—	137
SHOV India Pvt. Ltd.	6	—	—	—
Aideo Technology, LLC	509	—	261	—
XBP Europe Holdings, Inc.	—	—	11,013	—
ETI	—	1,148	—	—
Nventr, LLC	—	696	—	—
	$515	$5,568	$12,105	$3,383

15. Segment Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with its clients. The Company is organized into two segments: Applied Workflow Automation and Technology.

Applied Workflow Automation

The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ mission critical systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow

Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional and local government entities.

Technology

The Technology segment focuses on the sale of recurring and perpetual software licenses, software maintenance and professional services, as well as hardware solutions and maintenance. The Company offers an industry-agnostic and cross-departmental suite of products, with primary focus on scalable workflows leveraging AI through neural networks together with deep domain expertise. The Company also offers industry specific platforms for the banking and healthcare industries.

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general, and administrative expenses, depreciation and amortization, interest expense, net and sundry expenses (income), net to its reporting segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below. Other than cost of revenue, no expenses are tracked, allocated or reported based on segments as the CODM does not review or use financial information below segment profit to manage and direct the resources of the reportable segments.

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Period from August 1 2025 through September 30, 2025			Period from July 1 2025 through July 31, 2025
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$136,534	$15,873	$152,407	$52,874	$3,804	$56,678
Cost of revenue (exclusive of depreciation and amortization)	113,420	5,904	119,324	42,413	1,387	43,800
Segment profit	23,114	9,969	33,083	10,461	2,417	12,878
Selling, general and administrative expenses (exclusive of depreciation and amortization)			17,980			10,966
Depreciation and amortization			9,142			3,196
Impairment of goodwill			295,800			—
Related party expense			2,327			599
Interest expense, net			9,709			4,551
Sundry expense (income), net			684			(361)
Other expense income, net			(923)			(28)
Loss before reorganization items and income taxes			(301,636)			(6,045)
Reorganization items			831			(1,519,485)
Net profit (loss) before income taxes			$(302,467)			$1,513,440

	Predecessor
	Combined and Consolidated
	Three months ended September 30, 2024
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$220,337	$13,089	$233,426
Cost of revenue (exclusive of depreciation and amortization)	185,187	4,200	189,387
Segment profit	35,150	8,889	44,039
Selling, general and administrative expenses (exclusive of depreciation and amortization)			26,824
Depreciation and amortization			12,100
Impairment of goodwill and other intangible assets			343
Related party expense			2,667
Interest expense, net			26,388
Debt modification and extinguishment costs (gain), net			256
Sundry income, net			(563)
Other income, net			(23)
Loss before reorganization items and income taxes			(23,953)
Reorganization items			—
Net loss before income taxes			$(23,953)

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Period from August 1 2025 through September 30, 2025			Period from January 1 2025 through July 31, 2025
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$136,534	$15,873	$152,407	$401,593	$30,068	$431,661
Cost of revenue (exclusive of depreciation and amortization)	113,420	5,904	119,324	329,433	10,548	339,981
Segment profit	23,114	9,969	33,083	72,160	19,520	91,680
Selling, general and administrative expenses (exclusive of depreciation and amortization)			17,980			53,946
Depreciation and amortization			9,142			22,313
Impairment of goodwill			295,800			—
Related party expense			2,327			5,750
Interest expense, net			9,709			75,226
Debt modification and extinguishment costs (gain), net			—			121
Sundry expense, net			684			1,644
Other income, net			(923)			(28)
Loss before reorganization items and income taxes			(301,636)			(67,292)
Reorganization items			831			(1,557,825)
Net profit (loss) before income taxes			$(302,467)			$1,490,533

	Predecessor
	Combined and Consolidated
	Nine months ended September 30, 2024
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$623,490	$40,527	$664,017
Cost of revenue (exclusive of depreciation and amortization)	506,762	13,620	520,382
Segment profit	116,728	26,907	143,635
Selling, general and administrative expenses (exclusive of depreciation and amortization)			94,392
Depreciation and amortization			38,709
Impairment of goodwill and other intangible assets			343
Related party expense			8,488
Interest expense, net			75,339
Debt modification and extinguishment costs (gain), net			256
Sundry income, net			(422)
Other income, net			(54)
Loss before reorganization items and income taxes			(73,416)
Reorganization items			—
Net loss before income taxes			$(73,416)

16. Subsequent Events

BR Exar AR Facility Amendment and Repayments

On October 30, 2025, certain of the Company’s subsidiaries entered into an additional amendment to the BR Exar AR Facility (the “Amendment”), pursuant to which such Company subsidiaries agreed to sell certain existing and future receivables to BREL until such time as BREL shall have collected $5.0 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received an aggregate of $4.5 million in net proceeds under the Amendment.

During the period October 1, 2025 through November 14, 2025, the Company repaid approximately $4.9 million of outstanding principal amount under the BR Exar AR Facility. There was $8.3 million outstanding under the BR Exar AR Facility as of November 14, 2025.

Repayment on Second Lien Note

During the period October 1, 2025 through November 14, 2025, the Company repaid $1.0 million principal amount of the Second Lien Note. Accordingly, the outstanding principal amount under the Second Lien Note was $16.5 million, as of November 14, 2025.

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

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “XBP Global”, “the Company” and similar terms are to Exela Technologies BPA, LLC (collectively with its subsidiaries and affiliates, the “BPA”) before the Business Combination, and to XBP Global Holdings, Inc. following consummation of the Business Combination.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for XBP Global, and other statements that are not historical facts. These statements are based on the current expectations of XBP Global management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding XBP Global’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of the Restructuring, including but not limited to any realization of the benefits from the Business Combination, the future financial performance, expenditures and mix of revenue and effect on gross margins of the Company following the Business Combination, expectations concerning the relationships and actions of XBP Global as a combined entity with third parties, the impact of political and economic conditions on the demand for our services, our ability to meet the continued listing standards of Nasdaq or another securities exchange, the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors, our ability to address technological development and change in order to keep pace with our industry and the industries of our customers, the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally, the impact of operational failure due to the unavailability or failure of third-party services on which we rely, and, the effect of any intellectual property infringement, and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) under the heading “Risk Factors”, any updates in our subsequently filed Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025, and for the quarter ended June 30, 2025 filed with the SEC on August 14, 2025, and our Definitive Proxy Statement on Schedule 14A filed with the SEC on July 15, 2025, and any other risks and uncertainties we identify in other reports and information that we file with the SEC and or otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

XBP Global is a multinational technology and services company powering intelligent workflows for organizations worldwide. Our proprietary platforms, agentic AI-driven automation, and deep domain expertise across industries and the public and private sectors enable our clients to entrust us with their most impactful digital transformations and workflows. Our automation solutions containing proprietary software suites and deep domain expertise allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created from their mission critical operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Our Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ mission critical systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. Our Technology segment primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 11,000 employees operating in 20 countries, including many of the Fortune 100, we rapidly deploy integrated technology and operations as an end-to-end hyper-automation partner.

We believe our process expertise, information technology capabilities and operational insights enable our customers’ organizations to more efficiently and effectively execute transactions, make decisions, drive revenue and profitability, and communicate critical information to their employees, customers, partners, and vendors. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers meaningful differentiation in the industries we serve and services we provide. By combining innovation with execution excellence, XBP Global helps organizations reimagine how they work, transact, and unlock value.

History

XBP Global Holdings, Inc. was originally incorporated as CF Acquisition Corp. VIII, a blank check company formed under the laws of the State of Delaware on July 8, 2020. On March 16, 2021, the Company consummated its initial public offering. The Company’s initial purpose was to effect a business combination with one or more businesses. On October 9, 2022, CF Acquisition Corp. VIII entered into a merger agreement with XBP Europe, Inc., a direct wholly owned subsidiary of BTC International Holdings, Inc. (“BTC”, and at the time a subsidiary of Exela Technologies, Inc. (“ETI”)). The business combination was completed on November 30, 2023, at which time the Company was renamed XBP Europe Holdings, Inc., reflecting the purchase of ETI’s historical European operations, and the Company’s shares and public warrants started trading on The Nasdaq Stock Market LLC under the ticker symbols “XBP” and “XBPEW,” respectively.

On July 29, 2025, the Company finalized its acquisition of Exela Technologies BPA, LLC (n/k/a XBP Americas, LLC)(collectively with its subsidiaries, “BPA,” and such acquisition, the “Business Combination”) pursuant to a Membership Interest Purchase Agreement dated July 3, 2025 (the “MIPA”). The consideration for the sale was $1.00, reflecting the encumbered nature of BPA which at the time of entry into the MIPA was involved in voluntary bankruptcy proceedings under the caption In re DocuData Solutions, L.C., Case No. 25-90023 (CML) (the “Chapter 11 Cases”). The Business Combination was subject to certain conditions subsequent including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. Prior to the Business Combination, the Company and BPA had both been indirect subsidiaries of ETI. In connection with the Business Combination, the Company changed its name from “XBP Europe Holdings, Inc.” to “XBP Global Holdings, Inc.”

BPA is comprised of the assets and operations of (i) the following wholly-owned and indirect subsidiaries of BPA: DocuData Solutions, L.C., Exela Intermediate, LLC, Exela Finance, Inc., BancTec (Canada), Inc., BancTec (Philippines), Inc., BancTec (Puerto Rico), Inc., BancTec Group LLC, BancTec India Pvt. Ltd., BancTec Intermediate Holding, Inc., BancTec, Inc., BillSmart Solutions LLC, BTC Ventures, Inc., Charter Lason, Inc., CorpSource Holdings, LLC, Deliverex, LLC, DFG2 Holdings, LLC, DFG2, LLC, Digital Mailroom LLC, DrySign, LLC, Economic Research

Services, Inc., Exela BR SPV, LLC, Exela Receivables 3 Holdco, LLC, Exela Receivables 3, LLC, Exela Technologies India Private Ltd., Exela XBP, LLC, ExelaPay, LLC, FTS Parent Inc., Glo-X, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, HOVG, LLC, Ibis Consulting, Inc., Imagenes Digitales S.A. de C.V., J & B Software, Inc., Kinsella Media, LLC, Lason International, Inc., LexiCode Healthcare, Inc., Managed Care Professionals, LLC, Meridian Consulting Group, LLC, Novitex Government Solutions, LLC, Novitex Intermediate, LLC, Pacific Northwest United Information Services, LLC, Pangea Acquisitions, Inc., PCH Subscription Services, LLC, Plexus Global Finance, LLC, Promotora de Tecnologia, S.A. de C.V., RC4 Capital, LLC, Recognition de Mexico S.A. de C.V., Recognition Mexico Holding, Inc., Regulus America LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Holding Inc., Regulus Integrated Solutions LLC, Regulus West LLC, Rust Consulting, Inc., Rustic Canyon III, LLC, S-Corp Philippines, Inc., Services Integration Group, L.P., SIG-G.P., L.L.C., SourceCorp BPS, Inc., Sourcecorp de Mexico S.A. de C.V., SourceCorp Legal, Inc., SourceCorp Management, Inc., Sourcecorp, Incorporated, SourceHOV Canada Company, SourceHOV HealthCare, Inc., SourceHOV Holdings, Inc., SourceHOV India Pvt. Ltd., SourceHOV LLC, TRAC Holdings, LLC, TransCentra, Inc., and United Information Services, Inc. and (ii) the following affiliates of BPA: Exela Enterprise Solutions, Inc., NEON Acquisition, LLC, Novitex Enterprise Solutions Canada, Inc. and Reaktr LLC.

The Business Combination was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, XBP Europe Holdings, Inc. (now XBP Global) was treated as the “acquired” company for financial reporting purposes even though BPA survives as an indirect wholly-owned subsidiary of XBP Global.

Chapter 11 Reorganization

On March 3, 2025 (the “Petition Date”), BPA along with certain affiliates (the “BPA Debtors”) commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 16, 2025 the BPA Debtors entered into a Plan Support Agreement (as amended, the “Plan Support Agreement”) with an ad hoc group of holders (the “Ad Hoc Group”) of certain 11.5% secured notes issued pursuant to the 2026 Indentures (as defined below), ETI, certain non-BPA Debtor subsidiaries of ETI (together with ETI, the “Consenting ETI Entities”), and certain other parties thereto. In the Plan Support Agreement such parties agreed, subject to certain conditions, to support the BPA Debtors’ reorganization plan in the Chapter 11 Cases and to take all commercially reasonable actions necessary and appropriate to facilitate the restructuring of the BPA Debtors’ indebtedness and to complete the restructuring transactions contemplated under the Plan Support Agreement (the “Restructuring”). On May 7, 2025, the BPA Debtors filed a plan of reorganization (the “Plan”) reflecting the proposed Restructuring. The Plan was confirmed by the Bankruptcy Court on June 23, 2025.

On July 29, 2025 (the “Emergence Date”), BPA consummated the Restructuring and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan. In accordance with ASC 852, Reorganizations (“ASC 852”), BPA was required to apply fresh-start accounting upon its emergence from bankruptcy. The Company evaluated transaction activity of BPA between July 31, 2025 and the Emergence Date and concluded that an accounting convenience date of July 31, 2025 (the “Convenience Date”) was appropriate for the adoption of fresh-start accounting which resulted in BPA becoming a new entity for financial reporting purposes as of the Convenience Date.

On the Emergence Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective increasing authorized shares to 400,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”) and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 81,799,821 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 117,515,972 shares of Common Stock issued and outstanding, and new warrants to purchase 6,632,418 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI). The issuances reflected a value of $4.98 per share for purposes of the Plan (“Plan Equity Value”) based on a valuation of BPA equity at $407.0 million and an overall implied equity valuation of the combined Company of $585.7 million) and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms and are exercisable immediately at Plan Equity Value.
●	The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to an initial funding obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized BPA Debtors entered into certain exit financing arrangements (refer to the description of “Indebtedness” below), including:
o	An Indenture reflecting the issuance of $183.0 million of the July 2030 Notes as defined and described further in the description of “Indebtedness” below, in a cashless rollover of a comparable amount of debtor-in-possession obligations from the Chapter 11 Cases, plus $18.0 million in additional funding provided by the Company in exchange for July 2030 Notes issued by BPA (the “XBP Funding”), with the remaining $10.0 million of debtor-in-possession obligations from the Chapter 11 Cases being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan as defined and described further in the description of “Indebtedness” below.
o	The Super Senior Term Loan consisting of $40.0 million of new loans used to refinance the BPA Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6.0 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated February 27, 2023, as defined and described further in the description of “Indebtedness” below, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.
o	The ABL Facility, as defined and described further in the description of “Indebtedness” below, with MidCap Financial Trust as Agent and Lender, providing a $150 million revolving credit facility, secured by ABL Priority Collateral (as defined therein), with terms including interest at SOFR plus Applicable Margin (3.75%-4.25% based on EBITDA), maturity 36 months from closing, financial covenants (e.g., Fixed Charge Coverage Ratio), and other customary provisions.

In addition, on the Emergence Date, the indenture dated as of December 9, 2021 (as amended, supplemented or otherwise modified from time to time), among Exela Intermediate LLC and Exela Finance Inc., as issuers, the guarantors party thereto (including certain of the Debtors, as defined therein), and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 11.500% first-priority senior secured notes due 2026, and the indenture dated as of July 11, 2023 (as amended, supplemented or otherwise modified from time to time), among Exela Intermediate LLC and Exela Finance Inc., as issuers, the guarantors party thereto (including certain of the Debtors), and U.S. Bank Trust Company, National Association, as trustee and collateral agent, governing the 11.500% first-priority senior secured notes due 2026 (together, the “2026 Indentures”), were terminated, and all obligations thereunder were cancelled and discharged, with holders of claims thereunder receiving distributions of Common Stock as described above. The ABL Facility also replaced BPA’s then existing securitization arrangements with PNC Bank.

As a result of the Restructuring and the Business Combination, the Company was no longer considered a “controlled company” under the rules of The Nasdaq Stock Market. Prior to the Restructuring and the Business Combination, BTC International Holdings, Inc. (“BTC”), an indirect subsidiary of ETI, owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, BTC’s shares were distributed to holders of Allowed Notes Claims (including ETI). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with no beneficial holder owning more than 50% of the voting securities of the Company. As of September 30, 2025 ETI held approximately 29.1%, Gates Capital Management approximately 25.7%, and Avenue Capital approximately 9.8%, in each case, assuming the exercise of all warrants held by the Consenting ETI Parties. The Restructuring and the Business Combination represent a dissipation of control, not a “change of control” in the traditional sense, because no new third party acquired control of XBP Europe Holdings, Inc. as a result of the Restructuring of the BPA Debtors and the subsequent Business Combination. As of the date of this quarterly report, there are no known arrangements that may result in a further change in control.

Predecessor and Successor

The “Predecessor” company information refers to the financial information prior to the Emergence Date, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The “Successor” company information financial refers to the financial information beginning August 1, 2025 and reflects the consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination and fresh start accounting of BPA.

Our Segments

Our two reportable segments are Applied Workflow Automation and Technology. These segments are comprised of significant strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients based on their respective industries.

Applied Workflow Automation: the Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ mission critical systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional and local government entities.

Technology: the Technology segment focuses on the sale of recurring and perpetual software licenses, software maintenance and professional services, as well as hardware solutions and maintenance. The Company offers an industry-agnostic and cross-departmental suite of products, with primary focus on scalable workflows leveraging AI through neural networks together with deep domain expertise. The Company also offers industry specific platforms for the banking and healthcare industries.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus non-recurring transaction costs, non-cash equity compensation, restructuring and related expenses, loss/(gain) on sale of assets, impairment of goodwill and other non-recurring items such as reorganization items.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1, 2025 through September 30,	Period from July 1, 2025 through July 31,	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2025	2025	2024	Change	% Change
Revenue (including related party revenue):
Applied Workflow Automation	$136,534	$52,874	$189,408	$220,337	$(30,929)	(14.0)%
Technology	15,873	3,804	19,677	13,089	6,588	50.3%
Total revenue	152,407	56,678	209,085	233,426	(24,341)	(10.4)%
Cost of revenue (exclusive of depreciation and amortization):
Applied Workflow Automation	113,420	42,413	155,833	185,187	(29,354)	(15.9)%
Technology	5,904	1,387	7,291	4,200	3,091	73.6%
Total cost of revenues (exclusive of depreciation and amortization)	119,324	43,800	163,124	189,387	(26,263)	(13.9)%
Selling, general and administrative expenses	17,980	10,966	28,946	26,824	2,122	7.9%
Depreciation and amortization	9,142	3,196	12,338	12,100	238	2.0%
Impairment of goodwill	295,800	—	295,800	343	295,457	86139.1%
Related party expense	2,327	599	2,926	2,667	259	9.7%
Operating profit (loss)	(292,166)	(1,883)	(294,049)	2,105	(296,154)	(14069.1)%
Interest expense, net	9,709	4,551	14,260	26,388	(12,128)	(46.0)%
Debt modification and extinguishment costs (gain), net	—	—	—	256	(256)	(100.0)%
Sundry expense (income), net	684	(361)	323	(563)	886	(157.4)%
Other income, net	(923)	(28)	(951)	(23)	(928)	4034.8%
Loss before reorganization items and income taxes	(301,636)	(6,045)	(307,681)	(23,953)	(283,728)	1184.5%
Reorganization items	831	(1,519,485)	(1,518,654)	—	(1,518,654)	100.0%
Net profit (loss) before income taxes	(302,467)	1,513,440	1,210,973	(23,953)	1,234,926	(5155.6)%
Income tax expense	3,371	33,347	36,718	4,364	32,354	741.4%
Net profit (loss)	$(305,838)	$1,480,093	$1,174,255	$(28,317)	$1,202,572	(4246.8)%

Revenue

For the three months ended September 30, 2025, our net revenue on a consolidated basis decreased by $24.3 million, or 10.4%, to $209.08 million (including related party revenue of $0.2 million) from $233.4 million (including related party revenue of $1.5 million) for the three months ended September 30, 2024.

Applied Workflow Automation and Technology segments constituted 90.6%, and 9.4%, respectively, of our total net revenue for the three months ended September 30, 2025, compared to 94.4%, and 5.6%, respectively, for the three months ended September 30, 2024. The revenue changes by reporting segment were as follows:

Applied Workflow Automation — Net revenue attributable to Applied Workflow Automation segment was $189.4 million for the three months ended September 30, 2025, compared to $220.3 million for the three months ended September 30, 2024. The revenue decline of $30.9 million, or 14.0%, is primarily attributable to lower postage revenue, lower one time projects and client contract ends, offset by the inclusion of newly acquired entity in the successor period and revenue from newly won business.

Technology — For the three months ended September 30, 2025, net revenue attributable to the Technology segment increased by $6.6 million or 50.3%, to $19.7 million from $13.1 million for the three months ended September 30, 2024. The revenue increase in the Technology segment was largely due to inclusion of newly acquired entity in the successor period.

Cost of revenue

For the three months ended September 30, 2025, the cost of revenue decreased by $26.2 million, or 13.9%, compared to the three months ended September 30, 2024.

In the Applied Workflow Automation segment, the decrease was primarily attributable to reduced cost resulting from completed projects and optimization efforts. Cost of revenue to the Applied Workflow Automation segment decreased by $29.4 million, or 15.9%.

The cost of revenue in the Technology segment increased by $3.1 million, or 73.6%, primarily due to the inclusion of the newly acquired entity in the successor period within the Technology segment.

The decrease in cost of revenues as a percentage of revenue on a consolidated basis was primarily due to a change in the revenue mix and executed optimization efforts. Cost of revenue for the three months ended September 30, 2025 was 78.0% of revenue compared to 81.1% of revenue for the three months ended September 30, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $2.1 million, or 7.9%, to $28.9 million for the three months ended September 30, 2025, compared to $26.8 million for the three months ended September 30, 2024. The increase was primarily attributable to inclusion of newly acquired entity in successor period, asset disposal costs in relation to facility closure, receipt of insurance claim payment in 2024 offset by decrease in legal and professional fees. SG&A expenses increased as a percentage of revenues to 13.8% for the three months ended September 30, 2025 as compared to 11.5% for the three months ended September 30, 2024.

Depreciation and amortization

Total depreciation and amortization expenses were $12.3 million for the three months ended September 30, 2025 compared to $12.1 million for the three months ended September 30, 2024.

Impairment of goodwill

Impairment of goodwill for the three months ended September 30, 2025 was $295.8 million. During the period August 1, 2025 to September 30, 2025, the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. Management concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350. In connection with the completion of the interim impairment test, the Company recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment and Technology segment, respectively, during the period August 1, 2025 to September 30, 2025.

Related party expenses

Related party expense was $2.9 million for the three months ended September 30, 2025 compared to $2.7 million for the three months ended September 30, 2024.

Interest expense, net

Interest expense, net was $14.3 million for the three months ended September 30, 2025 compared to expense of $26.4 million for the three months ended September 30, 2024.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost for the three months ended September 30, 2025 while there was $0.3 million of debt modification and extinguishment cost for the three months ended September 30, 2024.

Sundry expense (income), net

The increase in sundry expense, net of $0.9 million over the prior year period, was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other expense (income), net

Other income, net, was a gain of $0.9 million for the three months ended September 30, 2025 compared to other income, net, was a gain of $0.02 million for the three months ended September 30, 2024.

Reorganization items

Reorganization items for the three months ended September 30, 2025 includes a material net reorganization gain of $1.52 billion. This gain was predominantly from two principal accounting mandates: the gain realized from the settlement of pre-petition liabilities subject to compromise, and the gain recognized under fresh start accounting, reflecting the mandated revaluation of the balance sheet to fair value upon emergence. These substantial, positive adjustments were partially offset by the operational costs required to execute the plan, including essential legal and professional fees.

Income Tax Expense

We recorded an income tax expense of $36.7 million for the three months ended September 30, 2025 and an income tax expense of $4.4 million for the three months ended September 30, 2024. The tax expense for the three months ended September 30, 2025 is higher than the three months ended September 30, 2024 due to permanent adjustments relating to goodwill impairment and reorganization items as well as an increase in deferred tax expense relating to establishment of deferred tax liabilities on fresh start adjustments. Our estimated annual effective tax rate of 3.0% for the three months ended September 30, 2025 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments including goodwill impairment and reorganization items; state and local current tax expense, foreign operations and valuation allowances.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1, 2025, through September 30,	Period from January 1, 2025, through July 31,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024	Change	% Change
Revenue (including related party revenue):
Applied Workflow Automation	$136,534	$401,593	$538,127	$623,490	$(85,363)	(13.7)%
Technology	15,873	30,068	45,941	40,527	5,414	13.4%
Total revenue	152,407	431,661	584,068	664,017	(79,949)	(12.0)%
Cost of revenue (exclusive of depreciation and amortization):
Applied Workflow Automation	113,420	329,433	442,853	506,762	(63,909)	(12.6)%
Technology	5,904	10,548	16,452	13,620	2,832	20.8%
Total cost of revenues	119,324	339,981	459,305	520,382	(61,077)	(11.7)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,980	53,946	71,926	94,392	(22,466)	(23.8)%
Depreciation and amortization	9,142	22,313	31,455	38,709	(7,254)	(18.7)%
Impairment of goodwill	295,800	—	295,800	343	295,457	86139.1%
Related party expense	2,327	5,750	8,077	8,488	(411)	(4.8)%
Operating profit (loss)	(292,166)	9,671	(282,495)	1,703	(284,198)	(16688.1)%
Interest expense, net	9,709	75,226	84,935	75,339	9,596	12.7%
Debt modification and extinguishment costs (gain), net	—	121	121	256	(135)	(52.7)%
Sundry expense (income), net	684	1,644	2,328	(422)	2,750	(651.7)%
Other income, net	(923)	(28)	(951)	(54)	(897)	1661.1%
Loss before reorganization items and income taxes	(301,636)	(67,292)	(368,928)	(73,416)	(295,512)	402.5%
Reorganization items	831	(1,557,825)	(1,556,994)	—	(1,556,994)	100.0%
Net profit (loss) before income taxes	(302,467)	1,490,533	1,188,066	(73,416)	1,261,482	(1718.3)%
Income tax expense	3,371	35,875	39,246	9,410	29,836	317.1%
Net profit (loss)	$(305,838)	$1,454,658	$1,148,820	$(82,826)	$1,231,646	(1487.0)%

Revenue

For the nine months ended September 30, 2025, our net revenue on a consolidated basis decreased by $79.9 million, or 12.0%, to $584.1 million (including related party revenue of $2.5 million) from $664.0 million (including related party revenue of $3.7 million) for the nine months ended September 30, 2024.

Applied Workflow Automation and Technology segments constituted 92.1%, and 7.9%, respectively, of our total net revenue for the nine months ended September 30, 2025, compared to 93.9%, and 6.1%, respectively, for the nine months ended September 30, 2024. The revenue changes by reporting segment were as follows:

Applied Workflow Automation — Net revenue attributable to Applied Workflow Automation segment was $538.1 million for the nine months ended September 30, 2025, compared to $623.5 million for the nine months ended September 30, 2024. The revenue decline of $85.4 million, or 13.7%, is primarily attributable to lower postage revenue, lower one time projects and client contract ends, offset by the inclusion of newly acquired entity in the successor period and revenue from newly won business.

Technology — For the nine months ended September 30, 2025, net revenue attributable to the Technology segment increased by $5.4 million, or 13.4%, to $45.9 million from $40.5 million for the nine months ended September 30, 2024. The revenue increase in the Technology segment was largely due to inclusion of newly acquired entity in the successor period.

Cost of revenue

For the nine months ended September 30, 2025, the cost of revenue decreased by $61.1 million, or 11.7%, compared to the nine months ended September 30, 2024.

In the Applied Workflow Automation segment, the decrease was primarily attributable to reduced cost resulting from completed projects and optimization efforts. Cost of revenue to the Applied Workflow Automation segment decreased by $63.9 million, or 12.6%.

The cost of revenue in the Technology segment increased by $2.8 million, or 20.8%, primarily due to the inclusion of the newly acquired entity in the successor period within the Technology segment.

Cost of revenue for the nine months ended September 30, 2025 was 78.6% of revenue compared to 78.4% of revenue for the nine months ended September 30, 2024. The marginal increase in cost of revenues as a percentage of revenue on a consolidated basis was primarily due to changes in revenue mix during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased $22.5 million, or 23.8%, to $71.9 million for the nine months ended September 30, 2025, compared to $94.4 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a lower provision for bad debts, decrease in legal and professional fees, and a one-time benefit from the write-off of certain aged liabilities, these favorable impacts were partially offset by an increase in government penalties, higher severance payouts associated with restructuring initiatives, receipt of insurance claim payment in 2024 and the inclusion of incremental SG&A expenses from the newly acquired entity. SG&A expenses decreased as a percentage of revenue to 12.3% for the nine months ended September 30, 2025 as compared to 14.2% for the nine months ended September 30, 2024.

Depreciation and amortization

Total depreciation and amortization expenses were $31.5 million for the nine months ended September 30, 2025 compared to $38.7 million for the nine months ended September 30 2024.

Impairment of goodwill

Impairment of goodwill for the nine months ended September 30, 2025 was $295.8 million. During the period August 1, 2025 to September 30, 2025, the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. Management concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350. In connection with the completion of the interim impairment test, the Company recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment and Technology segment, respectively, during the period August 1, 2025 to September 30, 2025.

Related party expenses

Related party expense was $8.1 million for the nine months ended September 30, 2025 compared to $8.5 million for the nine months ended September 30, 2024.

Interest expense, net

Interest expense, net was $85.0 million for the nine months ended September 30, 2025 compared to $75.3 million for the nine months ended September 30, 2024.

Debt modification and extinguishment costs (gain), net

There was $0.1 million of debt modification and extinguishment cost for the nine months ended September 30, 2025 while there was $0.3 million debt modification and extinguishment cost for the nine months ended September 30, 2024.

Sundry expense (income), net

The increase in sundry expense, net of $2.8 million over the prior year period, was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other expense (income), net

Other income, net was a gain of $0.9 million for the nine months ended September 30, 2025 compared to other income, net was a gain of $0.1 million for the nine months ended September 30, 2024.

Reorganization items

Reorganization items for the nine months ended September 30, 2025 includes a material net reorganization gain of $1.56 billion. This gain was predominantly non-cash, stemming from two principal accounting mandates: the gain realized from the settlement of pre-petition liabilities subject to compromise, the gain recognized under Fresh Start Accounting, further augmented by a non-cash gain resulting from the mandatory derecognition of unamortized debt discount, premium and issuance costs associated with the extinguishment of the prior capital structure, reflecting the mandated revaluation of the balance sheet to fair value upon emergence. These substantial, positive adjustments were partially offset by the operational costs required to execute the plan, including essential legal and professional fees.

Income Tax Expense

We recorded an income tax expense of $39.2 million for the nine months ended September 30, 2025 and an income tax expense of $9.4 million for the nine months ended September 30, 2024. The tax expense for the nine months ended September 30, 2025 is higher than the nine months ended September 30, 2024 due to permanent adjustments relating to goodwill impairment and reorganization items as well as an increase in deferred tax expense relating to establishment of deferred tax liabilities on Fresh Start adjustments. Our estimated annual effective tax rate of 3.3% for the nine months ended September 30, 2025 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments including goodwill impairment and reorganization items; state and local current tax expense, foreign operations and valuation allowances.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net (loss) income, plus income tax expenses, interest expense, net and depreciation and amortization.

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net income/loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non-GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. We define Pro forma Adjusted EBITDA as Adjusted EBITDA plus management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of the earliest period presented.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to our net profit (loss), the most directly comparable GAAP measure, for the periods August 1, 2025 to September 30, 2025 (Successor), July 1, 2025 to July 31, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor).

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1, 2025 through September 30,	Period from July 1, 2025 through July 31,	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2025	2025	2024
Net profit (loss)	$(305,838)	$1,480,093	$1,174,255	$(28,317)
Income tax expense	3,371	33,347	36,718	4,364
Interest expense, net	9,709	4,551	14,260	26,388
Depreciation and amortization	9,142	3,196	12,338	12,100
EBITDA	(283,616)	1,521,187	1,237,571	14,535
Transactions costs (1)	2,615	—	2,615	—
Non-cash equity compensation (2)	258	—	258	92
Restructuring and related expenses (3)	888	—	888	—
Loss/(gain) on sale of assets (4)	190	1,967	2,157	(25)
Debt modification and extinguishment costs (gain), net	—	—	—	256
Network outage event related insurance recoveries	—	—	—	(3,550)
Reorganization items	831	(1,519,485)	(1,518,654)	—
Impairment of goodwill	295,800	—	295,800	343
Adjusted EBITDA	16,966	3,669	20,635	11,651
Impact of acquisition and reorganization (5)			(1,252)	2,526
Pro forma Adjusted EBITDA			$19,383	$14,177

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to stock-based compensation.
(3)	Represents one-time costs associated with restructuring, including employee severance, legal, and lease termination costs.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of fiscal 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to our net profit (loss), the most directly comparable GAAP measure, for the periods August 1, 2025 to September 30,

2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor).

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1, 2025 through September 30,	Period from January 1, 2025 through July 31,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024
Net profit (loss)	$(305,838)	$1,454,658	$1,148,820	$(82,826)
Income tax expense	3,371	35,875	39,246	9,410
Interest expense, net	9,709	75,226	84,935	75,339
Depreciation and amortization	9,142	22,313	31,455	38,709
EBITDA	(283,616)	1,588,072	1,304,456	40,632
Transactions costs (1)	2,615	—	2,615	151
Non-cash equity compensation (2)	258	204	462	1,491
Restructuring and related expenses (3)	888	—	888	—
Loss/(gain) on sale of assets (4)	190	1,967	2,157	(558)
Debt modification and extinguishment costs (gain), net	—	121	121	256
Network outage event related insurance recoveries	—	—	—	(3,550)
Reorganization items	831	(1,557,825)	(1,556,994)	—
Impairment of goodwill	295,800	—	295,800	343
Adjusted EBITDA	16,966	32,539	49,505	38,765
Impact of acquisition and reorganization (5)			2,937	1,678
Pro forma Adjusted EBITDA			$52,442	$40,443

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to stock-based compensation.
(3)	Represents one-time costs associated with restructuring, including employee severance, legal, and lease termination costs.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of fiscal 2024.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is principally cash generated from operating activities supplemented as necessary on a short‑term basis by borrowings. We believe our current level of cash and short term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At September 30, 2025 and December 31, 2024 cash, restricted cash, and cash equivalents totalled $64.2 million and $64.1 million, respectively, including restricted cash of $29.7 million and $52.4 million, respectively.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. The current maturities under the Second Lien Note, the secured borrowings under the BR Exar AR Facility, 2028 Term Loan Facilities (as defined and further described in “Indebtedness” below) and the other debts are $17.5 million, $8.2 million, $3.9 million and $6.8 million, respectively. See Note 7, Long-Term Debt and Credit Facilities, Note 9, Employee Benefit Plans, and Note 10, Commitments and Contingencies, to our condensed consolidated and combined financial statements herein for further information on material cash requirements from known contractual and other obligations.

The Predecessor recently emerged from the Chapter 11 Cases. As a result, near-term liquidity is expected to be negatively impacted due to the requirement to satisfy all pre-petition liabilities pursuant to the Plan. This constrained liquidity is expected to continue until such time as these liabilities are fully settled.

We plan to spend approximately 1.0% of total revenue on total capital expenditures over the next twelve months. Our business model has evolved to leverage cloud hosted platforms. This has reduced our capital expenditures and increased our operating expenses. This is the primary driver of changes in our capital expenditures when compared with historical periods. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which may adversely impact our business, operating results and financial condition.

The Company utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the third quarter 2024, the Company paid a significant portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes is expected to be paid by April 2027, or later, as per deferment timelines as established by local laws and regulations.

The Company believes the current cash, cash equivalents and cash flows from operating and financing activities are sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, the Company may need to raise additional capital. The Company may require funding for a variety of reasons, including, but not limited to, cost overruns for reasons outside of its control and it may experience slower sales than anticipated. If the Company’s current cash on hand is not sufficient to meet its financing requirements for the next twelve months, it may have to raise funds to allow it to continue to operate its business and execute on its business plan. The Company cannot be certain that funding will be available on acceptable terms or at all particularly given the amount of Company securities being offered, the terms of such securities and the potential duration of any offering. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact the Company’s ability to conduct business or return capital to investors. If the Company is unable to raise additional capital on acceptable terms, it may have to significantly scale back, delay or discontinue certain businesses, restrict its operations or obtain funds by entering into agreements on unattractive terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1 through September 30,	Period from January 1 2025 through July 31,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024	Change
Net cash provided by (used in) operating activities	$13,866	$(159,942)	$(146,076)	$(7,009)	$(139,067)
Net cash used in investing activities	(3,266)	(2,690)	(5,956)	(4,275)	(1,681)
Net cash provided by (used in) financing activities	9,978	145,264	155,242	(3,428)	158,670
Subtotal	$20,578	$(17,368)	$3,210	(14,712)	$17,922
Effect of exchange rates on cash, restricted cash and cash equivalents	(234)	(2,806)	(3,040)	(1,129)	(1,911)
Net increase (decrease) in cash, restricted cash and cash equivalents	$20,344	$(20,174)	$170	$(15,841)	$16,011

Analysis of Cash Flow Changes between the nine months ended September 30, 2025 and September 30, 2024

Operating Activities— The increase of $139.1 million in net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to increase in accounts receivable of approximately $94.5 million as collections slowed post-emergence, and a noncash reorganization gain related to our reorganization of $1.6 billion recorded in 2025. These factors were partially offset by lower cost of revenue of $61.1 million, lower selling, general and administrative expenses of $22.5 million, and a $7.6 million reduction in depreciation and amortization expense reflecting cost optimization following emergence from Chapter 11 Cases.

Investing Activities— The increase of $1.7 million in net cash used in investing activities for the nine months ended September 30, 2025 was primarily due to a $1.3 million increase in purchase of property, plant and equipment and $2.8 million decrease in sale of assets partially offset by a $1.0 million reduction in additions to internally developed software.

Financing Activities— Cash provided by financing activities during the nine months ended September 30, 2025 was $155.2 million, primarily as a result of $33.8 million of proceeds from borrowings under the BR Exar AR Facility, $18.0 million of proceeds from the Revolving Credit Facility, $80 million from DIP New Money, $40.0 million of proceeds from the Super Senior Secured Term Loan, $81.9 million of proceeds from the ABL Facility and $5.2 million of net proceeds from other loans. These inflows were partially offset by $32.7 million of repayments under the BR Exar AR Facility, $44.9 million of principal repayments on BPA’s prepetition senior secured financing agreement and other loans, $8.0 million of repayments on the Second Lien Note, $9.6 million of repayment under the ABL Facility, $3.7 million of principal payments on finance lease obligations, and $4.7 million for debt issuance costs.

Cash used in financing activities during the nine months ended September 30, 2024 was $3.4 million. This was primarily due to $45.4 million in borrowings under the BR Exar AR Facility and $7.1 million in proceeds from other loans, which were offset by $37.5 million in repayments under the BR Exar AR Facility, $4.0 million of repayments on the Second Lien Note, $8.6 million in principal repayments on BPA’s prepetition senior secured financing agreement and other loans, $5.5 million of principal repayments on finance lease obligations, and $0.4 million for debt issuance costs.

Indebtedness

Following is a description of the Company’s key indebtedness.

July 2030 Notes

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (for this purpose, together, the “2030 Notes Issuers”), certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “July 2030 Notes Indenture”) governing the Company’s 12.0% First-Priority Senior Secured Notes due 2030 (the “July 2030 Notes”). The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. The July 2030 Notes bear interest at a fixed rate of 12.0% per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing January 15, 2026, and mature on July 15, 2030. Interest on overdue amounts accrues at the stated rate plus 2.0% per annum. $183.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of September 30, 2025.

The July 2030 Notes may be redeemed, in whole or in part, at the 2030 Notes Issuers’ option at any time, upon not less than 10 nor more than 30 days’ prior notice, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the July 2030 Notes are subject to repurchase requirements upon the occurrence of certain specified events, including upon a change of control event at 101% of principal plus accrued and unpaid interest and on certain asset sales or debt proceeds at 100% of principal plus accrued and unpaid interest.

The July 2030 Notes Indenture limits the ability of the 2030 Notes Issuers and the guarantors to incur additional debt, pay dividends or make other restricted payments, make certain investments, create or permit liens on assets, sell or dispose of assets, and enter into transactions with affiliates, in each case subject to specified exceptions. Events of default include the failure to pay principal, interest or other amounts when due, the failure to comply with covenants or other agreements in the July 2030 Notes Indenture, defaults on other material indebtedness of the 2030 Notes Issuers or the guarantors, certain bankruptcy or insolvency events, and the entry of material judgments against the 2030 Notes

Issuers or the guarantors. If an event of default occurs and is continuing, the July 2030 Notes may be declared immediately due and payable, and in the case of bankruptcy or insolvency events, the July 2030 Notes automatically become immediately due and payable.

The obligations under the July 2030 Notes are fully and unconditionally guaranteed on a senior secured basis by the 2030 Notes Issuers’ U.S. subsidiary guarantors, and are secured by liens on the collateral of the 2030 Notes Issuers and such guarantors, subject to permitted liens and the terms of the Super Senior and Equal Priority Intercreditor Agreements. Under these agreements, the ABL Lenders (as described below) hold first-priority liens on receivables, inventory, cash and related assets, while the Super Senior Term Loan Lenders (as described below) and July 2030 Noteholders hold junior liens on such assets. With respect to fixed assets, equity interests, intellectual property and related assets, the Super Senior Term Loan Lenders and July 2030 Noteholders share equal first-priority liens on a pari passu basis, while the ABL Lenders hold junior liens.

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of the Exela Technologies BPA, LLC as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provides for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, stepping down to 7.3% per annum upon the establishment of an Incremental Facility, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum, stepping down to 8.3% per annum upon the establishment of an Incremental Facility. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of September 30, 2025, there were borrowings of $46.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults etc., the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by a first-priority lien on substantially all of the assets of the Super Senior Term Loan Borrowers' and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated

EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million (or $10.0 million after the incurrence of any Incremental Facility). The Super Senior Term Loan Borrowers were in compliance with all financial covenants as of September 30, 2025.

Second Lien Note

On February 27, 2023, BPA, through its subsidiary Exela Receivables 3, LLC, and BRF Finance Co., LLC had entered into a new Secured Promissory Note pursuant to which BPA borrowed $31.5 million from BRF Finance Co., LLC secured by a second lien pledge of Exela Receivables 3, LLC, a subsidiary of BPA (the “Second Lien Note”). The Second Lien Note was originally scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. On July 29, 2025, the Company entered into an Amended and Restated Second Lien Credit Agreement with BRF Finance Co., LLC. The amendment was executed in connection with BPA’s emergence from the Chapter 11 Cases to align the terms of the Second Lien Note with the Company’s new capital structure and intercreditor arrangements. The revised agreement extended the maturity of the Second Lien Note to March 30, 2026.

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Notes requires the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with all financial covenants as of September 30, 2025.

During 2024 (Predecessor), the Company had repaid $6.0 million principal amount of the Second Lien Note. During the periods January 1, 2025 to July 31, 2025 (Predecessor) and August 1, 2025 to September 30, 2025 (Successor), the Company repaid $6.0 million and $2.0 million, respectively, in principal amount of the Second Lien Note. The loss on early extinguishment of debt during the period July 1, 2025 to July 31, 2025 and January 1, 2025 to July 31, 2025 totaled $0 and $0.1 million, respectively and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated and combined statements of operations. As of September 30, 2025, there were borrowings of $17.5 million outstanding under the Second Lien Note included in the current portion of long-term debt in the condensed consolidated balance sheet.

ABL Facility

On July 29, 2025, Exela Technologies BPA, LLC and certain of its subsidiaries (collectively, the "ABL Borrowers") entered into a $150.0 million Asset-Based Lending Credit and Security Agreement (the “ABL Facility”) with MidCap Funding IV Trust, as administrative and collateral agent, and a syndicate of lenders (the “ABL Lenders”). The ABL Facility was executed in connection with the BPA’s emergence from the Chapter 11 Cases and provides for revolving commitments of up to $150.0 million, with an option to increase to $175.0 million through an additional tranche. The borrowing availability under the ABL Facility is limited to the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, which is calculated by reference to eligible billed and unbilled receivables, certain other receivables, eligible cash, and related assets, reduced by reserves established by the Agent. Borrowings under the ABL Facility bear an interest at Term SOFR plus an applicable margin ranging from 3.8% to 4.3%, depending on the ABL Borrowers’ trailing twelve-month EBITDA, subject to a 1.0% SOFR floor. Interest is payable monthly, with a 2.0% default premium. In addition to interest, the ABL Borrowers are required to pay an unused commitment fee of 0.5% per annum on the average daily unused portion of the commitments, customary letter of credit fees on the face amount of each outstanding letter of credit, a collateral management fee payable to the Agent, and a minimum balance fee if borrowings under the ABL Facility fall below 20.0% of the Borrowing Base.

As of September 30, 2025, there were borrowings of $72.1 million outstanding under the ABL Facility. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

The obligations under the ABL Facility are guaranteed on a joint and several basis by substantially all of the ABL Borrowers’ U.S. subsidiaries. The liens securing the ABL Facility are subject to an Intercreditor Agreement (the “ABL Intercreditor Agreement”) dated July 29, 2025, among MidCap Funding IV Trust, Ankura Trust Company, LLC, as Term Agent, BRF Finance Co., LLC, as Riley Agent, and U.S. Bank Trust Company, National Association, as July 2030 Notes Trustee. The ABL Intercreditor Agreement governs lien priorities including (i) relative priorities for the collateral securing the ABL Facility obligations, the Super Senior Term Loan obligations, the July 2030 Notes Indenture obligations and the Second Lien Note obligations; (ii) collateral priorities securing (a) any Second Lien Note obligations, (b) any Super Senior Term Loan obligations, (c) any July 2030 Notes Indenture obligations, or (d) any Excess ABL Debt; and (iii) prohibition on contesting liens. The ABL Facility is secured by a first-priority lien on certain ABL Priority Collateral (including receivables, cash, inventory, deposit accounts, and related assets) and a junior lien on certain Term Priority Collateral, subject to the ABL Intercreditor Agreement.

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business, with a minimum fixed charge coverage ratio, tested if excess availability falls below a defined threshold. The ABL Facility requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00.

Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The ABL Facility also requires maintaining minimum excess availability of not less than $7.5 million at any time for three (3) or more consecutive business days through June 30, 2026. The Company was in compliance with all financial covenants as of September 30, 2025.

Senior Credit Facilities Agreement

In June 2024, XBP Europe, Inc. a wholly-owned subsidiary of the Company, together with certain other subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with HSBC UK Bank plc (the “HSBC”) for a £15.0 million and €10.5 million secured credit facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2028 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2028 Term Loan B Facility”, collectively with the 2028 Term Loan A Facility, the “2028 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “Revolving Credit Facility”), and, together with the 2028 Term Loan Facilities, (the “Senior Credit Facilities”). The 2028 Term Loan Facilities mature on June 26, 2028 and the Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. Borrowings under the 2028 Term Loan A Facility, the 2028 Term Loan B Facility and Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

On July 25, 2025, an amendment to the Facilities Agreement was executed to permit the borrowing of an additional sum of €16.1 million, equivalent of £14.0 million, under the Revolving Credit Facility. The drawdowns were made in Euro and used for general corporate purposes. This amendment extended the maturity of the Revolving Credit Facility to June 26, 2028 and updated certain definitions and covenants reflecting the Company’s new corporate structure following the Business Combination as discussed in Note 5, Business Combination.

The Secured Credit Facilities continue to be secured by first-ranking security interests over substantially all assets of XBP Europe, Inc. and other borrower and guarantor subsidiaries, including cash, receivables, inventory, intercompany receivables, shares in subsidiaries, and related assets. The amendment added a new covenant restricting XBP Global, as the parent of XBP Europe, Inc., from providing certain guarantees or other credit support. Except as otherwise provided by applicable law, all obligations under the Facilities Agreement are jointly and severally unconditionally guaranteed by the European subsidiaries of XBP Europe, Inc.

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly instalments of £150 thousand which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly instalments of €525 thousand which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the period August 1, 2025 to September 30, 2025, the Company repaid $0.2 million of outstanding principal amount under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of September 30, 2025, the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.9 million, $9.4 million, and $35.6 million, respectively.

The Facilities Agreement contains financial covenants including, but not limited to, (i) requiring the maintenance of a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. The Facilities Agreement and indenture governing the Secured Credit Facilities contains certain affirmative and negative covenants limiting the ability of the XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. As of September 30, 2025, the Company was in compliance with all affirmative and negative covenants under the Facilities Agreement, including any financial covenants, pertaining to its financing arrangements.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection which each monthly sale of certain existing receivables, up to and including September 30, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $9.0 million and $22.1 million, net of legal and other fees of $1.0 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $10.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $9.0 million and $22.1 million under the BR Exar AR Facility during the periods August 1, 2025 to September 30, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of September 30, 2025, and December 31, 2024, there was a $8.2 million and $7.8 million of outstanding balance, respectively, under the BR Exar AR Facility included in the current portion of long-term debt in the condensed consolidated and combined balance sheets.

Amended Factoring Agreement

On September 15, 2023, certain European subsidiaries of the Company had entered into an amendment to a secured borrowing facility (the “Amended Factoring Agreement”) for a non-recourse factoring program pursuant to which an unrelated third party (the “Factor”) purchases certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) from certain subsidiaries of the Company (the “Relevant Entities”) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The Relevant Entities have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the relevant entities.

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of account receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows.

As of September 30, 2025, the Company’s outstanding factored accounts receivable totaled approximately $6.8 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totaling approximately $0.1 million for the period August 1, 2025 to September 30, 2025, which is presented in selling, general and administrative expenses (exclusive of depreciation and amortization) on the condensed consolidated statements of operations and comprehensive loss.

Additional Information with Respect to the Super Senior Term Loan Borrowers

Under the terms of the Super Senior Term Loan, the Company is required to present additional information that reflects the consolidated and combined financial condition, results of operations and cash flows of the Super Senior Term Loan Borrowers separate from the consolidated financial condition, results of operations and cash flows of the rest of the Company as of and for the periods presented. This additional information for 2025 is presented below.

Consolidated and Combined Balance Sheets as of September 30, 2025:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers (4)=(1)-(2)-(3)
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	September 30,
	2025	September 30,	September 30,	September 30,
	(Unaudited)	2025	2025	2025
Assets
Current assets
Cash and cash equivalents	$34,534	$6,768	$—	$27,766
Restricted cash	29,705	—	—	29,705
Accounts receivable, net	136,586	26,497	—	110,089
Related party receivables and prepaid expenses	515	—	(2,267)	2,782
Inventories, net	11,680	4,614	—	7,066
Prepaid expenses and other current assets	28,960	5,688	—	23,272
Total current assets	241,980	43,567	(2,267)	200,680
Property, plant and equipment, net	88,534	14,031	—	74,503
Operating lease right-of-use assets, net	31,304	4,514	—	26,790
Goodwill	214,264	55,847	—	158,417
Intangible assets, net	352,686	37,852	—	314,834
Other noncurrent assets	19,164	36,971	(36,000)	18,193
Total assets	$947,932	$192,782	$(38,267)	$793,417

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Current portion of long-term debt	$34,863	$6,200	$—	$28,663
Accounts payable	67,626	23,966	—	43,660
Related party payables	5,568	6,806	(2,267)	1,029
Income tax payable (receivable)	3,114	(1,503)	—	4,617
Accrued liabilities	56,389	23,070	—	33,319
Accrued compensation and benefits	55,798	22,472	—	33,326
Accrued interest	7,433	(167)	—	7,600
Customer deposits	16,853	389	—	16,464
Deferred revenue	13,138	6,092	—	7,046
Obligation for claim payment	53,902	—	—	53,902
Current portion of finance lease liabilities	5,464	—	—	5,464
Current portion of operating lease liabilities	10,215	1,785	—	8,430
Total current liabilities	330,363	89,110	(2,267)	243,520
Long-term debt, net of current maturities	346,603	62,144	(36,000)	320,459
Finance lease liabilities, net of current portion	6,684	—	—	6,684
Net defined benefit liability	12,693	11,610	—	1,083
Deferred income tax liabilities	50,368	184	—	50,184
Long-term income tax liabilities	8,057	—	—	8,057
Operating lease liabilities, net of current portion	23,195	2,876	—	20,319
Other long-term liabilities	39,466	1,879	—	37,587
Total liabilities	817,429	167,803	(38,267)	687,893

Total stockholder's equity	130,503	24,979	—	105,524

Total liabilities and stockholder's equity (deficit)	$947,932	$192,782	$(38,267)	$793,417

Consolidated and Combined Income Statements for the three months ended September 30, 2025:

	Successor (1)	Predecessor (2)	Total ((3)=(1)+(2))	Non-Super Senior Term Loan Borrower Subsidiaries (4)	Eliminations (5)	Super Senior Term Loan Borrowers ((6)=(3)-(4)-(5))
	Consolidated	Consolidated and Combined	Non-GAAP	Non-GAAP	Non-GAAP	Non-GAAP
	Period from August 1, 2025 through September 30,	Period from July 1, 2025 through July 31,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2025	2025	2025	2025	2025	2025
Revenue	$152,403	$56,527	$208,930	$26,437	$—	$182,493
Related party revenue	4	151	155	82	(335)	408
Cost of revenue (exclusive of depreciation and amortization)	119,324	43,800	163,124	19,130	—	143,994
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,980	10,966	28,946	7,529	—	21,417
Depreciation and amortization	9,142	3,196	12,338	942	—	11,396
Impairment of goodwill	295,800	—	295,800	—	—	295,800
Related party expense	2,327	599	2,926	1,354	(335)	1,907
Operating loss	(292,166)	(1,883)	(294,049)	(2,436)	—	(291,613)
Other expense (income), net:
Interest expense, net	9,709	4,551	14,260	1,107	—	13,153
Sundry expense (income), net	684	(361)	323	936	—	(613)
Other income, net	(923)	(28)	(951)	(866)	—	(85)
Loss before reorganization items and income taxes	(301,636)	(6,045)	(307,681)	(3,613)	—	(304,068)
Reorganization items	831	(1,519,485)	(1,518,654)	—	—	(1,518,654)
Profit (loss) before income taxes	(302,467)	1,513,440	1,210,973	(3,613)	—	1,214,586
Income tax expense	3,371	33,347	36,718	1,254	—	35,464
Net profit (loss)	$(305,838)	$1,480,093	$1,174,255	$(4,867)	$—	$1,179,122

Consolidated and Combined Income Statements for the nine months ended September 30, 2025:

	Successor (1)	Predecessor (2)	Total ((3)=(1)+(2))	Non-Super Senior Term Loan Borrower Subsidiaries (4)	Eliminations (5)	Super Senior Term Loan Borrowers ((6)=(3)-(4)-(5))
	Consolidated	Consolidated and Combined	Non-GAAP	Non-GAAP	Non-GAAP	Non-GAAP
	Period from August 1, 2025 through September 30,	Period from January 1, 2025 through July 31,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025	2025	2025	2025	2025
Revenue	$152,403	$429,187	$581,590	$26,437	$—	$555,153
Related party revenue	4	2,474	2,478	82	(335)	2,731
Cost of revenue (exclusive of depreciation and amortization)	119,324	339,981	459,305	19,130	—	440,175
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,980	53,946	71,926	7,529	—	64,397
Depreciation and amortization	9,142	22,313	31,455	942	—	30,513
Impairment of goodwill	295,800	—	295,800	—	—	295,800
Related party expense	2,327	5,750	8,077	1,354	(335)	7,058
Operating profit (loss)	(292,166)	9,671	(282,495)	(2,436)	—	(280,059)
Other expense (income), net:
Interest expense, net	9,709	75,226	84,935	1,107	—	83,828
Debt modification and extinguishment costs, net	—	121	121	—	—	121
Sundry expense (income), net	684	1,644	2,328	936	—	1,392
Other income, net	(923)	(28)	(951)	(866)	—	(85)
Loss before reorganization items and income taxes	(301,636)	(67,292)	(368,928)	(3,613)	—	(365,315)
Reorganization items	831	(1,557,825)	(1,556,994)	—	—	(1,556,994)
Profit (loss) before income taxes	(302,467)	1,490,533	1,188,066	(3,613)	—	1,191,679
Income tax expense	3,371	35,875	39,246	1,254	—	37,992
Net profit (loss)	$(305,838)	$1,454,658	$1,148,820	$(4,867)	$—	$1,153,687

Consolidated and Combined Cash Flow Statements for the nine months ended September 30, 2025:

	Successor (1)	Predecessor (2)	Total ((3)=(1)+(2))	Non-Super Senior Term Loan Borrower Subsidiaries (4)	Eliminations (5)	Super Senior Term Loan Borrowers ((6)=(3)-(4)-(5))
	Consolidated	Consolidated and Combined	Non-GAAP	Non-GAAP	Non-GAAP	Non-GAAP
	Period from August 1, 2025 through September 30,	Period from January 1, 2025 through July 31,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025	2025	2025	2025	2025
Cash flows from operating activities
Net profit (loss)	$(305,838)	$1,454,658	$1,148,820	$(4,867)	$—	$1,153,687
Adjustments to reconcile net profit (loss) to cash provided by (used in) operating activities
Depreciation and amortization	9,142	22,313	31,455	942	—	30,513
Original issue discount, debt premium and debt issuance cost amortization	1,400	(14,595)	(13,195)	79	—	(13,274)
Reorganization items	—	(1,626,790)	(1,626,790)	—	—	(1,626,790)
Interest on BR Exar AR Facility	—	(2,399)	(2,399)	—	—	(2,399)
Debt modification and extinguishment loss (gain), net	—	121	121	—	—	121
Impairment of goodwill	295,800	—	295,800	—	—	295,800
Provision for credit losses	920	914	1,834	171	—	1,663
Deferred income tax provision	958	36,396	37,354	11	—	37,343
Equity-based compensation expense	258	204	462	258	—	204
Unrealized foreign currency (gain) loss	(858)	(659)	(1,517)	(858)	—	(659)
Loss (gain) on sale of assets	190	1,967	2,157	135	—	2,022
Fair value adjustment for private warrants liability	3	—	3	3	—	—
Paid-in-kind interest	—	28,848	28,848	—	—	28,848
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	6,821	(94,905)	(88,084)	5,004	—	(93,088)
Prepaid expenses and other current assets	1,536	(2,203)	(667)	(1,754)	—	1,087
Accounts payable and accrued liabilities	(894)	30,172	29,278	3,097	—	26,181
Related party payables	4,448	6,134	10,582	3,613	—	6,969
Additions to outsourced contract costs	(20)	(118)	(138)	—	—	(138)
Net cash provided by (used in) operating activities	13,866	(159,942)	(146,076)	5,834	—	(151,910)
Cash flows from investing activities
Net cash received from acquisition	—	1,485	1,485	—	1,485	—
Purchase of property, plant and equipment	(3,396)	(3,081)	(6,477)	(556)	—	(5,921)
Additions to internally developed software	(473)	(1,067)	(1,540)	(89)	—	(1,451)
Proceeds from sale of assets	603	(27)	576	530	—	46
Net cash provided by (used in) investing activities	(3,266)	(2,690)	(5,956)	(115)	1,485	(7,326)

Cash flows from financing activities
Cash paid for debt issuance costs	(1,035)	(3,719)	(4,754)	—	—	(4,754)
Principal payments on finance lease obligations	(322)	(3,360)	(3,682)	—	—	(3,682)
Borrowings from other loans	1,436	3,785	5,221	—	—	5,221
Proceeds from Issuance of July 2030 Notes	—	—	—	—	(18,000)	18,000
Proceeds from Revolving Credit Facility	—	18,000	18,000	—	18,000	—
Proceeds from Super Senior Secured Term Loan	—	40,000	40,000	—	—	40,000
Proceeds from ABL Facility	23,000	58,903	81,903	—	—	81,903
Repayments on ABL Facility	(9,600)	—	(9,600)	—	—	(9,600)
Repayment of Second Lien Note	(2,000)	(5,975)	(7,975)	—	—	(7,975)
Proceeds from DIP New Money Loans	—	80,000	80,000	—	—	80,000
Borrowing under BR Exar AR Facility	10,000	23,775	33,775	—	—	33,775
Repayments under BR Exar AR Facility	(9,266)	(23,397)	(32,663)	—	—	(32,663)
Principal repayments on senior secured term loans and other loans	(2,235)	(42,748)	(44,983)	(433)	—	(44,550)
Net cash provided by (used in) financing activities	9,978	145,264	155,242	(433)	—	155,675
Effect of exchange rates on cash, restricted cash and cash equivalents	(234)	(2,806)	(3,040)	(3)	—	(3,037)
Net increase (decrease) in cash, restricted cash and cash equivalents	20,344	(20,174)	170	5,283	1,485	(6,598)
Cash, restricted cash and cash equivalents
Beginning of period	43,895	64,069	64,069	1,485	—	64,069
End of period	$64,239	$43,895	$64,239	$6,768	$1,485	$57,471
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,190	$2,897	$4,087	$509	$—	$3,578
Interest paid	2,187	10,077	12,264	703	—	11,561
Cash paid for reorganization items	—	68,965	68,965	—	—	68,965
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	237	11,070	11,307	—	—	11,307
Common stock issued for the Business Combination	—	32,328	32,328	—	—	32,328
Common stock issued to settle liabilities subject to compromise	—	407,363	407,363	—	—	407,363
Issuance of July 2030 Notes for settlement of the DIP Facility	—	175,000	175,000	—	—	175,000
Conversion of DIP Facility into Super Senior Term Loan	—	6,000	6,000	—	—	6,000
Accrued capital expenditures	60	180	240	—	—	240

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. Refer to “Critical Accounting Policies and Estimates” contained in Item A. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages F-123 through F-125 of the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the SEC on July 15, 2025 for a complete discussion of critical accounting estimates.

During 2025, the Company’s accounting estimates were significantly impacted by the adoption of fresh-start accounting in connection with its emergence from Chapter 11 Cases and the completion of the Business Combination. These events required management to apply fair value measurements to substantially all of the Company’s assets and liabilities, including tangible assets, identifiable intangible assets and goodwill. The fair value determinations incorporated updated assumptions regarding discount rates, market multiples, and projected cash flows, which represented material changes from historical estimates. As a result, these changes have affected the comparability of the Company’s results of operations for the periods presented, including change amortization expense related to identifiable intangible assets and change in depreciation expense for certain tangible assets, and revised deferred tax balances based on new fair values. Management will continue to evaluate these estimates on an ongoing basis as additional information becomes available or as market conditions evolve.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the three months ended September 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As elaborated in our notes to the condensed consolidated and combined financial statements under Note 1, General, the Chapter 11 Cases were commenced by certain subsidiaries and affiliates of Exela Technologies BPA, LLC (“BPA”) on March 3, 2025. Subsequently, upon emergence of BPA from the Chapter 11 Cases, a business combination transaction between BPA and XBP Europe Holdings Inc. was consummated on July 29, 2025 (the “Business Combination”) and BPA was treated as the “accounting acquirer” company for financial reporting purposes. Prior to the Business Combination, BPA was a wholly owned major subsidiary of Exela Technologies, Inc. (“ETI”). ETI had reported material weaknesses across goodwill and intangible assets and financial reporting processes (including review of the recording of manual journal entries, preparation of the consolidated financial statements, and subsequent event disclosures) in Part II, Item 9A of 2023 Form 10-K filed on April 3, 2024 which was its last publicly available annual filing. BPA management confirmed to the Company that these material weaknesses continued to exist for the year ended December 31, 2024. BPA management concluded that these deficiencies were largely caused by an ineffective control environment, which also created deficiencies in BPA’s information and communication and monitoring activities. Management reassessed the controls of the combined entity (XBP Global Holdings Inc.) after the Business Combination and determined that the material weaknesses discussed above persisted as of September 30, 2025.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described above.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our condensed consolidated and combined financial statements present fairly, in all material aspects, our financial position, results of our operations and our cash flows for the periods presented in this quarterly report, in conformity with U.S. generally accepted accounting principles (“U.S.GAAP”).

Remediation

We are undertaking the following remediation measures with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the goodwill and financial reporting processes, and the control environment, information and communication, and monitoring activities to further strengthen internal controls:

•	For the goodwill and financial reporting processes, enhancing the design of existing control activities and implementing additional process-level control activities for goodwill valuation, financial period closure, adjustment entries, and subsequent events.
•	Continuing to hire, train, and retain individuals with appropriate skills and experience, assigning responsibilities and holding individuals accountable for their roles related to internal control over financial reporting.
•	Deploying additional information and communication controls to allow the effective operation of control activities.

Management intends to deploy the aforementioned additional remediation measures within a reasonable time frame. The effort may require incremental time and resources to remediate, and we may decide to take other measures with appropriate executive sponsorship to address the material weaknesses or modify the remediation steps described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until these deficiencies are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S.GAAP.

Changes in Internal Controls over Financial Reporting

The material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 pertains to the business combination transaction between BPA with XBP Europe Holdings Inc., as mentioned above, which was consummated on July 29, 2025. This change resulted in material weaknesses in the areas of goodwill and financial reporting processes, and the control environment, information and communication, and monitoring activities for the period as of September 30, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Interruption Insurance Claim

During the second half of 2022, certain subsidiaries of the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of such subsidiaries operational and information technology systems. As a result of the 2022 Network Outage, such subsidiaries of the Company experienced lost revenue and incurred certain incremental costs. The Company had reduced its revenue for 2022 by the estimated settlement amount of the incident-related customer claims and recorded an accrued liability for the claims payable to customers. A total of $1.9 million and $1.9 million that may be payable to customers to settle customer claims are recorded as customer payables in accrued liabilities on its condensed combined and consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. On April 17, 2024, the Company commenced an action (the “Insurance Lawsuit”) against two excess-layer insurers (collectively, the “Second Excess Insurers”) seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million, and on October 15, 2024, the Company settled its claim against the other Second Excess Insurers for $3.6 million (less amounts already paid). On October 8, 2024, the subsidiary of the Company moved to amend the complaint (the “Amended Complaint”) to add two additional excess-layer insurers to the Insurance Lawsuit. The Amended Complaint was filed on October 24, 2024. At this time, it is not practicable to render an opinion regarding the outcome of this matter; however, the Company believes it has meritorious claims and plans to vigorously assert them. Settlement discussions are ongoing.

Company Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the French Labor Court on June 9, 2022. Various hearings were held. In March 2023, 67 claimants (4 had previously settled) applied for summary judgment which was granted for $1.1 million and was paid by the Company. In addition, settlement agreements were reached with 56 claimants for $1.8 million in 2024. A further settlement with the 15 remaining claimants was reached for $0.8 million. The Company has accrued $0.8 million on the condensed consolidated balance sheet as of September 30, 2025.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, any updates in our subsequently filed Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025, and for the quarter ended June 30, 2025, filed with the SEC on August 14, 2025, our Definitive Proxy Statement on Schedule 14A filed with the SEC on July 15, 2025, and any other risks and uncertainties we identify in other reports and information that we file with the SEC and/or otherwise identified or discussed in this quarterly report, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risk of Delisting from Nasdaq Capital Market Due to Non-Compliance with Minimum Bid Price Requirement

On September 16, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”). The letter notified the Company that, for a period of 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2), during the period August 4, 2025 to September 15, 2025.  The Company has been provided a 180-calendar-day compliance period, ending on March 16, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this period. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or any other Nasdaq listing standard during the compliance period or any extension thereof.

If the Company does not regain compliance within the applicable period(s), including any extensions that may be granted, the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. Delisting would have significant adverse effects, including but not limited to:

●	Substantial reduction in the liquidity and market price of our common stock;
●	Difficulty for investors to buy or sell our common stock and warrants, and potential relegation to the over-the-counter market, which is less liquid and more volatile;
●	Loss of confidence by current and prospective investors, business partners, and other stakeholders;
●	Impairment of our ability to raise additional capital on acceptable terms, or at all, due to reduced access to the public equity markets;
●	Potential acceleration of repayment obligations or defaults under certain of our existing or future financing arrangements that require maintenance of a Nasdaq listing;
●	Diminished ability to attract and retain employees, including through equity compensation;
●	Negative impact on our reputation, business operations, and long-term strategic opportunities.

If our common stock is delisted, there can be no assurance that it will be listed or quoted on another national securities exchange or quotation service. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and prospects.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the three-month period ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

PART IV

ITEM 6. EXHIBITS

Exhibit Number	Document Description†
3.1(i)(a)	Third Amended and Restated Certificate of Incorporation of the Company, dated July 29, 2025.
3.1(i)(b)	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated July 29, 2025.
3.1(i)(c)	Certificate of Designations of Series A Participating Preferred Stock.
3.1(ii)	Second Amended and Restated Bylaws of the Company.
4.1	Rights Agreement, dated July 29, 2025.
4.2	Form of Warrant, dated July 29, 2025.
4.3

Indenture, dated July 29, 2025, by and among Exela Technologies BPA, LLC, Exela Finance Inc., the Guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and Ankura Trust Company, LLC, as Collateral Agent.

10.1*	BPA Membership Interest Purchase Agreement dated July 3, 2025.
10.2*	Transaction Support Agreement, dated July 3, 2025.
10.3	Registration Rights Agreement, dated July 29, 2025.
10.4	Credit Agreement and Security Agreement by and among Exela Technologies BPA LLC, and Midcap Funding IV Trust, and the Lenders from time to time party thereto, dated July 29, 2025.
10.5

Financing Agreement, by and among Exela Technologies BPA, LLC, Exela Finance Inc., certain guarantors, the lenders from time to time party thereto, and Ankura Trust Company, LLC, as collateral agent and administrative agent, dated July 29, 2025.

10.6	Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated July 29, 2025.
10.7	Tax Funding Agreement, dated July 29, 2025.
10.8**	Amendment to the 2024 Stock Incentive Plan.
31.1***	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Each of the exhibits in this quarterly report is incorporated by reference to the Company’s Current Report on Form 8 K, filed with the SEC on August 4, 2025 unless indicated by one or more asterisks.

* Incorporated by reference to the Company’s Current Report on Form 8 K, filed with the SEC on July 10, 2025.

** Incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 15, 2025.

*** Filed or furnished herewith, as applicable.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Andrej Jonovic
November 14, 2025		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
November 14, 2025		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)