Form 10-K
period 2025-12-31
XBP Global Holdings, Inc.
filed 2026-03-31
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40206

XBP Global Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2002883
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

6641 N. Belt Line Road, Suite 100 Irving, Texas	75063
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.0001 per share	XBP	The Nasdaq Capital Market
Redeemable warrants, each ten warrants exercisable for one share of common stock at an exercise price of $115.00 per share	XBPEW	The Nasdaq Capital Market

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

The aggregate market value of the Registrant’s voting and non-voting shares of common stock held by non-affiliates of the Registrant was approximately $6,220,383 computed by reference to the price at which such common stock was last sold as of June 30, 2025, (based on a closing price of $9.30).

As of March 30, 2026, the Registrant had 11,768,050 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from portions of the registrant’s definitive proxy statement that will be filed for the 2026 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K (“Annual Report”) are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, strategy, plans, intentions, or expectations or anticipated future results and other statements that are not historical facts. These statements are based on the current beliefs and assumptions of our management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding our business that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our clients; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; the Business Combination or Restructuring (as defined below); and other factors discussed in this report under the headings “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

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

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “XBP Global”, “the Company” and similar terms are to BPA before the Business Combination (as such terms are defined below), and to XBP Global Holdings, Inc. following the Business Combination.

DEFINED TERMS

Following is a glossary of other abbreviations and acronyms that are found in this Annual Report:

“BPA” means Exela Technologies BPA, LLC, (n/k/a XBP Americas, LLC) collectively with its subsidiaries and affiliates.

“Business Combination” means the acquisition of BPA by the Company pursuant to a Membership Interest Purchase Agreement dated July 3, 2025.

“Bylaws” means the bylaws of the Company.

“Charter” means the amended and restated certificate of incorporation of the Company.

“Common Stock” means the common stock of XBP Global Holdings, Inc., par value $0.0001.

“Company” or “XBP Global” means XBP Global Holdings, Inc., a Delaware corporation (f/k/a XBP Europe Holdings, Inc.)

“Consenting ETI Parties” means GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI)

“EIM” means enterprise information management.

“EMEA” means the Europe, Middle East and Africa geographical region.

“ERP” means enterprise resource planning system.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“ETI” means Exela Technologies, Inc., a Delaware corporation.

“GAAP” means generally accepted accounting principles in the United States.

“IT” means information technology.

“Nasdaq” means The Nasdaq Stock Market LLC.

“MIPA” means the Membership Interest Purchase Agreement dated July 3, 2025

“Plan” means the plan of reorganization filed on May 7, 2025, by BPA along with certain affiliates reflecting the proposed Restructuring.

“Restructuring” means the restructuring of the indebtedness of BPA and certain affiliates pursuant to the plan support agreement entered into on April 16, 2025, as amended, with an ad hoc group of holders of certain notes of BPA.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

PART I

ITEM 1.   BUSINESS

Overview

XBP Global is a multinational technology and services company powering intelligent workflows for organizations worldwide. Our proprietary platforms and agentic AI-driven automation enable our clients to entrust us with their most impactful digital transformations and mission-critical operations. Our operational foundation is further defined by deep domain expertise across industries and the public and private sectors. We possess decades of experience helping clients navigate shifting global regulatory frameworks and supporting compliance with the rigorous standards required by government entities and highly scrutinized industries, including banking, healthcare and insurance. We pair this expertise with platform-agnostic, end-to-end structured workflows that combine AI-driven automation with dedicated human-in-the-loop exception handling and proprietary orchestration software, enabling our clients to transition from labor-intensive, reactive operations to digitally orchestrated, exception-driven workflows. For the period August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), we generated $359.4 million and $431.7 million of revenue, respectively. As of December 31, 2025, we served more than 2,500 clients throughout the world.

Our solutions and services reach multiple elements within a client’s organization. We use a global delivery model and primarily host solutions in our data centers, on the cloud, or directly from our clients’ premises. As of December 31, 2025, we had 10,600 employees in 20 countries operating either remotely from our business facilities or co-located at our clients’ facilities. Our solutions offer geographic flexibility, and we believe the combination of our hybrid hosted solutions and global workforce in the Americas, EMEA and Asia offers a meaningful differentiation to the industries we serve and services we provide.

Our Solutions and Services

We offer flexible commercial models tailored to our clients’ needs. We generate revenue through transaction-based processing fees, fixed-fee managed services, and recurring software licenses and maintenance, along with professional services for system configuration and integration. Our solutions continue to evolve to include more self-

service features that are easy to deploy and designed to integrate with existing systems, including those of small and medium-sized businesses.

In addition to operating our own datacenter, we have extended our existing data investments into AI capabilities and initiatives via the sophisticated proprietary deep-learning models we now deploy. Our investments in agentic AI, which we believe is the operating system of the modern enterprise, are now infused into many of our offerings described below. Our focus on agentic AI starts with investments that materially improve the productivity of our workforce and extends to delivering value to clients in both their on-premise and hybrid cloud environments. Additionally, our extensive experience in large-scale document processing informs the design of our custom AI models targeted at complex workflows. We are also developing specialized, vertical-specific AI solutions tailored for the nuanced regulatory and operational requirements of the highly complex sectors we serve.

Finance and Accounting Solutions

XBP Platform — Exchange for Bills and Payments

The XBP platform provides a secured network, allowing billers, consumers and businesses to communicate and transact utilizing a modern technology stack that can connect to any client system without significant capital investments by new clients. Business-to-business billers are able to communicate with payers electronically, offering transparency and simplified reconciliations. By structuring and linking data across disparate client systems, our XBP platform can be rapidly implemented using each client’s existing infrastructure and in-country settlement processes. This product allows payers to receive their bills in a single place, with analytics, alerts and several payment options. Downstream processes can be integrated with actionable data that is offered as a value-added service.

The XBP platform payment solutions enable consolidation of inbound payment channels and data continuity to enhance treasury management. Among other things, the product offers integrated receivables dashboards, multi-channel bill presentment and payment, reconciliation, exception and dispute management, ageing analytics, collections management and targeted engagements.

Through the introduction of the XBP platform for small and medium sized businesses (“SMBs”), clients are able to access our XBP web portal and leverage rich features to organize their bills, initiate communication and manage their order-to-cash cycle (“O2C”) effectively, including accounts receivable, all designed to improve liquidity by expediting payments. We also use the XBP platform as the tool to support our ERP data consolidation offering. To address the time-consuming and error-prone processes that enterprises can face when consolidating data from multiple ERPs, we use our AI-enabled robotic process automation suite, along with off the shelf ERP connectors, to extract data from multiple ERPs and feed it into the XBP platform for clients to have one consolidated view without data being subject to the risks commonly associated with manual handling.

Our accounts payable and broader procure-to-pay (“P2P”) solution leverages artificial intelligence to simplify the complexities of supplier onboarding, management, and invoice processing. Our P2P platform integrates with our Digital Mailroom (“DMR”) technology, which processes unstructured data utilizing locally hosted large language models (“LLMs”). By deploying these models within our own infrastructure, we help our clients meet their data privacy and compliance obligations— which we believe can be a competitive differentiator in securing major AI-driven mandates. The P2P solution process begins by initiating a requisition, which moves to procurement where bids are solicited from an approved supplier network. Our P2P solution also records receipt of goods and invoices and performs AI-based three-way matching. Exceptions are intelligently routed and, once approved, the purchase is recorded directly into the client’s ERP system for payment. We then generate and deliver a payment file in the format the bank requires, or, in some cases, process the payment on the client’s behalf. By deploying these solutions, we are able to decipher complex invoices, resolve exceptions, and provide predictive forecasts and insights into legacy accounting platforms.

Plug and play solutions across the P2P and O2C cycle to simplify and personalize user experience, optimize treasury management and facilitate compliance while reducing administrative cost.

Request To Pay

Our consistent focus on innovation in the open banking space allowed us to become one of the first market participants to develop an approved Request to Pay (“RTP”) solution for the UK market. This product was developed in cooperation with a key partner, Mastercard, and was approved in 2020 by Pay.UK, the operator and standards body for the U.K.’s interbank retail payment systems. Meanwhile, the European Union is advancing its own RTP solution to complement the E.U. Instant Payments Regulation adopted in March 2024. Whether in the U.K. or European Union, RTP enables billers to make payment requests and allows payers to act on such requests through a secure, unified messaging service that provides end-to-end audit trails for billers and facilitates two-way communication throughout the payment process. The solution is designed to help reduce the number of late payments by allowing the payer to exercise more options, including opening a line of communication regarding the amount, frequency and time of payment. Driven by recent regulatory frameworks such as the U.K.’s National Payments Vision (2024) and the E.U. Instant Payments Regulation, RTP has evolved into a foundational component of the broader account-to-account ecosystem. Recent industry assessments highlight that its potential uses have expanded beyond e-invoicing and e-commerce to include point-of-sale instant transfers, variable recurring payments and integrated digital wallets. The benefits across these use cases are many and include improved liquidity management, reduction of payment defaults, avoidance of credit card fees and reduced reliance on cash by enabling a low-cost real-time account to account transfer.

Enterprise Information Management

Our enterprise information management solutions consume and organize large amounts of data across multiple formats and store the information in cloud-enabled proprietary platforms, including DocumentDNA, our secure electronic repository and document management platform. We also gather transaction data from enterprise systems for hosting. The data we collect and extract for our clients is used to complete a client-mandated process and is then made available to our clients and their end-consumers for a period of time in return for an access fee or software license revenue as part of the hosting service. These solutions use state of the art cloud-based relational and non-relational databases to provide scalable, secure and resilient digital archiving. Demonstrating our commitment to security standards, our electronic archiving system, eFirst Archive SAE, holds the French NF 461 certification. This standard establishes guidelines for document creation, storage, use and disposal, and is designed for stringent quality and security levels throughout a document’s lifecycle. We use this suite of solutions extensively in our digital transformation projects.

Agentic AI-Enabled Robotic Process Automation

We have been at the forefront of implementing robotic process automation (“RPA”) in our services. While we started with traditional RPA tools to enable desktop automation, followed by server-level automation, we have since started leveraging agentic AI (“computer use”) tools extensively for simulating human activities at computer terminals. We have built up a large library of automation rules by both industry and client embedded into our solution suite. We view agentic AI-based automation as a step towards the automation of processes in instances where application programming interfaces do not exist. An example of this is old legacy systems, which may only be accessed through UIs that were intended for a human operator to access.

Digital Mailroom Solutions

Our DMR links physical mail delivery and the modern digital workspace. As part of our comprehensive services, we frequently handle the entire mailroom operation for our clients, utilizing either our own processing centers or a client’s existing facilities. At the core of this process, DMR serves as the secure point of entry, receiving and digitizing physical mail. Then, our Smart Sort Transformation solution employs AI-enabled classification and intelligent routing to categorize and deliver documents to the correct employee, department, or system. Our intelligent document processing platform, paired with dedicated “human-in-the-loop” exception handling, can then convert the correspondence into actionable electronic data. These offerings reduce the need for dedicated mailroom personnel who physically open, review, and sort incoming documents. This transition from manual, location-specific sorting to software-driven routing provides scalable, impactful automation benefits to mailroom operations. For our clients, this can result in accelerated processing cycle times and a significant reduction in per-transaction costs and also serves as a fundamental enabler of a hybrid or remote workplace environment. Our largest DMR deployment is with the German savings bank finance group, to which over 50 million users have access.

Workflow Automation

We have built extensive proprietary workflow automation platforms across industries and regions. Our platforms are designed to have intuitive user interfaces with drag & drop configuration enabling a certain amount of customization. Our platforms use our EIM engines by default, are designed to integrate with popular databases and enterprise systems, and are offered across three user categories:

●	Enterprise class workflow automation platform, hosted on premises, and suitable for organizations with more than 10,000 users and offering more than 10,000 tasks or process automations. Majority of our employees use this platform every day to perform work for our clients in the Americas, EMEA and Asia.
●	Interdepartmental class workflow automation platform which is ideal to bring structure and collaboration across departments. Over 2,500 of our employees globally use this platform to collaborate with each other and their individual work management. The platform is designed to integrate with other industry leading platforms to create a comprehensive collaborative experience.
●	Case-management workflow automation platform which is available as a shrink wrap version for building custom workflows. Our clients can use our library of workflows, customize them or build one from scratch for purposes of case management only. Smaller clients can purchase enterprise licenses of this platform or subscribe on a SaaS basis.

XBP Global provides agentic AI-enabled observability, reporting, and analytics capabilities embedded within its platforms to deliver actionable intelligence across collaboration, task management, and operational workflows. Through configurable dashboards, users can consolidate and organize disparate data sources into intuitive visual and audio interfaces, build custom dashboards with dynamic drilldowns and alerts, and link insights directly to managers and action items to drive optimization and issue resolution. These analytics provide real-time visibility into revenue, cost, profitability, cash flow, process performance, and KPIs, including AI-driven triggers that notify stakeholders when trends deviate from defined thresholds to support timely capacity and operational adjustments. We believe these analytics modules complement our services and solutions by enhancing the user experience, reducing reliance on third-party tools, and centralizing business management within XBP Global’s platforms, while enabling dashboard sharing across organizations to drive broader adoption and deeper penetration of our front-end applications across the enterprise.

Legal Administration

Through our subsidiary, Rust Consulting, Inc., we provide administration services for complex legal and regulatory matters, including class action settlements, mass torts, product recalls, and data breach responses. Our service delivery encompasses the entire project lifecycle, requiring the management of multi-channel communication networks and high-volume data workflows. As part of this process, we orchestrate large-scale notification campaigns, disseminating millions of outgoing legal notices and settlement payments across both physical mail and electronic communication channels. Additionally, we manage the simultaneous intake of inbound claims and inquiries across these diverse channels, which includes operating dedicated contact centers, where we are deploying automated chatbots to streamline the handling of high-volume inquiries.

Our operational capabilities are built upon decades of experience administering thousands of complex projects, processing millions of claims, and facilitating the distribution of billions of dollars in settlement funds. Due to this sustained scale, we frequently serve as the designated administrator for distributions overseen by federal courts and government agencies, including the Federal Trade Commission, the Department of Justice, and the Consumer Financial

Protection Bureau. To help maintain the strict compliance and accountability standards mandated by these oversight bodies, our processing infrastructure incorporates comprehensive data validation processes, deficient claim review, and professional exception management. These structural controls help provide accuracy, regulatory adherence, and secure fund distribution across large-scale legal administrations.

Integrated Marketing Communications

Our Integrated Marketing Communications business provides technology-enabled services that help organizations design, produce, and deliver communications to clients, members, and business partners. These communications include statements, invoices, checks, regulatory notices, client correspondence, and targeted marketing communications. The industry is experiencing a secular shift as volumes for transactional printing decline due to digital substitution. Conversely, demand for direct mail and commercial graphics is expanding, as clients increasingly rely on high-quality, variable data printing to expand market share. By prioritizing our marketing execution capabilities and aligning our enterprise resources with these expanding direct mail volumes, we are investing to be an integral partner in this market.

Our platform integrates document composition software, automated workflow management, and multi-channel delivery capabilities that support high-volume communications across both digital and physical channels, including print and mail, email, SMS, web portals, and other digital delivery methods. Through these solutions, clients can automate the creation and distribution of communications, maintain regulatory compliance, and optimize delivery channels based on cost, speed, and client preferences. Our technology also enables enhanced client engagement through tools such as dynamic QR codes and personalized digital links embedded within communications, allowing recipients to transition from physical communications to digital experiences. We continue to evaluate additional applications of these capabilities as part of our broader efforts to enhance client communications and engagement.

XBP Brand Central is our cloud-based platform that enables organizations to manage branded materials, marketing assets, and printed communications through a centralized digital storefront. The platform allows clients to order, customize, and distribute printed materials, promotional products, and marketing collateral while maintaining brand standards and controlling costs. XBP Brand Central integrates ordering, composition, production, and fulfillment workflows, supporting print-on-demand and inventory management capabilities. By consolidating procurement and distribution through a single platform, XBP Brand Central helps clients improve operational efficiency, maintain brand consistency, and reduce inventory and logistics costs.

Our production and technology platforms have capacity to support enterprise communications programs across the United States and Europe. We continue to invest in technology, automation, AI-enabled analytics, and data-driven communications capabilities that support the growing demand for digital communications, enhanced client engagement, and automated enterprise communication platforms. Our integrated model combines software-driven workflow management with production and distribution capabilities, enabling clients to manage complex communications programs through a single platform.

Smart Office

Our Smart Office℠ suite is an enterprise IoT (“internet of things”) solution designed to optimize facility management and workplace experiences. To transition legacy facilities into connected “Smart Campuses,” the suite centers on XBP Concierge—a unified, mobile-first application that consolidates room and desk booking, intelligent indoor wayfinding using beacon technology, and service helpdesks. Our platform integrates with existing enterprise applications and serves as a physical-to-digital bridge connecting software to IoT devices such as occupancy sensors, intelligent digital lockers, and access control systems. By capturing real-time data from the physical office, the suite delivers predictive analytics regarding user behavior and space utilization, enabling clients to optimize their real estate footprint and manage high-density hybrid work environments. Furthermore, to automate physical workflows and support just-in-time near-site logistics, we intend to develop our capabilities to integrate collaborative robots into our orchestration platform. Once deployed, these “cobots” are intended to operate alongside human staff to execute high-volume physical tasks, with “human-in-the-loop” exception handling, which we believe will allow clients to further relocate and digitize legacy front-office operations to centralized off-site hubs. A key component of this logistical support is the integration of our DMR capabilities, which further de-tethers the workforce from physical office dependencies by securely digitizing and intelligently routing inbound correspondence.

Industry Specific Services and Solutions

While the above-described solutions and services can be leveraged across industries, over the years we have also developed services and solutions for specific industries which help our clients around the world. The most significant are summarized below.

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

XBP Global’s healthcare industry clients include commercial and government-sponsored healthcare plans, as well as healthcare providers, including hospital networks, university hospital systems, and large medical distribution systems, and accounted for approximately 28% of total revenues in 2025.

We bundle our core solutions and services with a comprehensive suite of healthcare payer- and provider-specific offerings, including end-to-end revenue cycle management (“RCM”). These services encompass clinical documentation, medical coding, claims processing, revenue integrity, enrollment, credentialing, denial and appeals management, and payment operations.

For healthcare payers, XBP Global delivers specialized operational and technology-enabled services designed to improve administrative efficiency, claims accuracy and regulatory compliance. These services include claims intake and adjudication support, eligibility and benefits verification, provider data management, prior authorization processing, care management support, encounter data management, coordination of benefits, payment integrity, fraud, waste and abuse (FWA) detection, and member services operations. We also support value-based care administration, risk adjustment documentation review, quality reporting and regulatory submissions for government programs such as Medicare and Medicaid.

Experienced revenue cycle and payer operations professionals manage complex transactions and exceptions across these services, supported by automation for routine, high-volume tasks such as document digitization, reconciliation and workflow processing. Our approach combines domain expertise with intelligent automation, analytics and exception-based processing to improve claims accuracy, accelerate adjudication cycles and enhance financial outcomes for both payers and providers. These services embed technology directly into provider and payer workflows, including intelligent automation, analytics, and exception-based processing to address accounts receivable, compliance requirements, clinical documentation improvement, underpayments, contractual adjustments and payment integrity.

Our cloud-based PCH Global platform supports these services by streamlining claims submission and payment processing for providers and facilitating real-time connectivity with payer systems. It leverages its distributed architecture to integrate XBP Global’s multiple industry offerings, including edit engines, payment application, healthcare analytics and revenue integrity capabilities. This integrated ecosystem enables cleaner claims at the point of service, reducing the risk of denial, delay and rework, thereby improving liquidity for various industry stakeholders. The PCH Global platform includes a dedicated online portal designed for small and medium-sized healthcare providers. By enabling these practices to submit and track claims directly through an intuitive, self-service interface, the portal provides a speedy, cost-effective alternative to traditional submission methods, significantly reducing administrative overhead and accelerating the overall payment cycle.

The healthcare RCM outsourcing market is experiencing significant growth, driven by demand for scalable solutions amid persistent industry labor shortages, rising regulatory complexity, interoperability mandates, and the continued shift toward value-based care models. To capitalize on these industry trends, XBP Global is engaged in ongoing development of an AI-first revenue cycle and payer operations solution suite, intended to support a transition from labor-intensive, reactive workflows to a digitally orchestrated, exception-driven operating model. This approach emphasizes embedding automation for routine tasks while leveraging experienced professionals for complex exceptions, with technology incorporating configurable thresholds, comprehensive audit trails, and human-in-the-loop controls to support compliance, public-sector accountability, and adaptability to evolving regulatory and technological landscapes.

Banking and Financial Industry Solutions and Services

We provide a broad array of payment solutions to many of the world’s largest financial institutions. These solutions allow our clients to bridge their physical and digital payment channels while maintaining security and auditability levels consistent with global financial regulations. We process more than a billion payments annually. Our banking and financial industry offerings include solutions for payment processing and payment enablement, mortgage enrollment, lending and loan management, confirmation of payee, KYC, anti-money laundering, governance, compliance and information management solutions and accounted for approximately 19% of revenue in 2025.

We handle a variety of payment channels in addition to checks and credit cards, including mobile payments, automated clearing house (ACH), Real Time Payments (called Faster Payments in the UK), Single Euro Payments Area (SEPA), Bank Giro in Nordic countries and other payment networks. Regulators have increasingly mandated security overlay services, such as the RTP standards described above, to mitigate fraud in real-time payments. Additionally, Confirmation of Payee (“CoP”) and Verification of Payee (“VOP”) are U.K. and E.U. standards, respectively, that verify payee information against account details. We were among the first service providers to launch a live client on our CoP service with the Co-operative Bank in 2020 and have been an approved CoP aggregator since 2024. We are also registered with the European Payments Council as a vendor of VOP services. We perform these services on behalf of banks or our other clients. Open banking is changing the regulatory environments in many of the Company’s markets, which permit non-bank payment processors to connect to the payment networks directly. These banks look to us to manage the payment infrastructure (software, hardware and hosting), the process design, the operational aspects of the services, payment scheme compliance (to the in-country interbank clearing schemes) and the application of the appropriate governance processes covering this heavily regulated industry. The bank clients outsource functions from their payments infrastructure and operations to us, and we then manage the end-to-end design and build, test and operate aspects of the payments processes using our in-house resources, software and know-how.

We have internal policies and procedures that conform to the standards required by banks and regulators for such sensitive and crucial activities and help us comply with local laws and regulations. Our processing facilities are Payment Card Industry (“PCI”) certified. Additionally, our platforms are equipped to process complex regulatory and financial transactions on behalf of our clients, such as helping our clients maintain compliance with Regulation Z (which governs consumer credit disclosures and costs under the Truth in Lending Act) and helping manage annuity payments. These policies and procedures are intended to position us well to accommodate evolving data privacy laws and regulations related to LLMs and AI.

Liquidity and Disbursement Solutions

We provide liquidity and disbursement solutions designed to facilitate capital flow. Utilizing proprietary, AI-enabled automation, our platform connects small-to-medium businesses (SMBs) and lending institutions. A primary application of this service is expediting the processing and routing of government disbursements, such as federal tax refunds, which allows commercial clients to receive their funds faster.

Cross Border Payments

We operate foreign currency services for banks in the U.K. and Ireland. These services are more complex than domestic payments as they require us to comply with international sanctions regimes (e.g., OFAC) and involve many more regulations, rules and downstream processes including exchange rate charging tariffs.

Digitization of Checks

We provide mobile and remote deposit technologies to our banking and financial services clients. For example, when the U.K. transitioned from traditional check processing to an image clearing system (“ICS”) in 2017, to speed up the settlement of checks, XBP Global and Vocalink (part of Mastercard) were selected to jointly build the infrastructure of this new inter-bank clearing system. Today, ICS has standardized digital check processing across the U.K. Within this ecosystem, we have delivered ICS-compliant services to participant banks in the U.K. and have worked to upgrade their mobile and remote deposit capabilities.

Mortgage and Loan Management

To improve the speed and provide cost efficiencies within a compliant mortgage and lending completion process, our proprietary mortgage and loan management solutions enable lenders to originate and service loans with greater efficiency by automating the entire mortgage lifecycle, from origination to submission and post-completion disbursements.

Public Sector

We provide technology and services to public sector clients, including central, federal, state, and local government agencies, as well as national tax authorities, which accounted for approximately 11% of total revenues in 2025. Once integrated, our solutions become deeply embedded in these highly scrutinized public workflows, because our processing environments and data custody protocols are built from the ground up to satisfy rigorous regulatory standards, we provide a secure, compliant physical and cloud-based infrastructure that we believe represents a significant barrier to entry for new market participants.

XBP Global solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and government employees. These solutions have evolved over time to include digital capabilities designed to reduce taxpayer refund waiting time, decrease the potential for tax fraud, and provide auditable reports to relevant stakeholders. Furthermore, we have the secure infrastructure and AI-enabled technology platforms in place to process payments, perform collection services, handle overflow taxpayer calls, provide e-filing for individual income tax, generate outbound taxpayer notifications across traditional and electronic channels, and host other specialized solutions built specifically to meet the exacting standards of public sector oversight.

Insurance Industry Solutions and Services

XBP Global offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos. Our insurance industry solutions accounted for approximately 7% of total revenues in 2025. We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring, and integrated communications. Our solutions are aimed at improving the client experience by providing digital pathways and transparency with web portals and integrated communications, while helping to improve quality and risk management.

Other Industries

For the commercial, technology, manufacturing, telecommunication, utilities, pharma, life sciences and legal industries, we primarily provide the multi-industry solutions described earlier. For 2025, our commercial industry revenue accounted for approximately 6% of total revenues, our service industry revenue accounted for approximately 11% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 8%, our telecommunication and utilities industry revenue accounted for approximately 3% of total revenues, our pharma and life sciences industry revenue accounted for approximately 2% of total revenues, while our revenue from the legal industry accounted for approximately 5%.

Historically, the majority of revenue for the above-mentioned industries was generated in the Americas, though we believe there is significant expansion opportunity throughout EMEA and the Asian markets. As we have made investments in our global scale, technology platforms and business strategy, some of our multinational clients have expanded our services to other geographies to leverage our international footprint. We believe our value proposition as a single source provider, with global platforms and location agnostic operations, positions us as a differentiated partner to our multi-national clients.

Overview of Revenues

We provide services to our clients on a global basis. During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), our revenues by geography were as follows: $291.7 million and $421.0 million, respectively in the United States (90.1% of combined annual revenues), $60.9 million and $0, respectively in EMEA (7.7% of combined annual revenues) and $6.8 million and $10.6 million, respectively from the rest of the world (2.2% of combined annual revenues). We present additional geographical financial information in Note 21, Segment Information within our consolidated financial statements.

As described further in our consolidated financial statements, revenues reported for EMEA do not include amounts attributable to the period prior to the Business Combination. Our business consists of two reportable segments:

●	Applied Workflow Automation. Our larger segment, Applied Workflow Automation, spans across a wide range of our solutions and services designed to aid businesses in information capture, processing, decisioning and distribution. The Applied Workflow Automation segment generated $321.6 million and $401.6 million of revenues for periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively, representing 91.4% of our combined annual revenues. We generate Applied Workflow Automation revenues primarily from a transaction-based pricing model for the various types of volumes processed, based on time and materials pricing and a mix of fixed management fees and transactional revenue for document logistics and location services.
●	Technology. The Technology segment primarily focuses on sales of recurring and perpetual software licenses and related maintenance, hardware solutions and professional services. The Technology segment generated $37.8 million and $30.1 million of revenues for periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively, representing 8.6% of our combined annual revenues. We generate Technology revenues primarily from licensing and maintenance fees for technology sales.

Additional financial information for our business segments and regarding our Successor/Predecessor period and our Company’s fresh start accounting is included in Note 21, Segment Information and Note 4, Fresh Start Accounting, respectively, within our audited consolidated and combined financial statements.

Our revenues can be affected by various factors such as our clients’ demand pattern for our services. These factors have historically resulted in lower revenues in the third quarter and higher revenues in the fourth quarter. Backlog is not a metric that we use to measure our business.

History and Development of Our Company

XBP Global Holdings, Inc. was originally incorporated as CF Acquisition Corp. VIII, a blank check company formed under the laws of the State of Delaware on July 8, 2020. On March 16, 2021, the Company consummated its initial public offering. The Company’s initial purpose was to effect a business combination with one or more businesses. On October 9, 2022, CF Acquisition Corp. VIII entered into a merger agreement with XBP Europe, Inc., at the time a subsidiary of ETI. This initial business combination was completed on November 30, 2023, at which time the Company was renamed XBP Europe Holdings, Inc., reflecting the acquisition of ETI’s historical European operations, and the Company’s shares and public warrants started trading on The Nasdaq Stock Market LLC under the ticker symbols “XBP” and “XBPEW,” respectively.

On July 29, 2025, XBP Europe Holdings, Inc. finalized its acquisition of BPA, ETI’s historical operations in the Americas and Asia, pursuant to the MIPA. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA, which at the time of entry into the MIPA was involved in voluntary bankruptcy proceedings under the caption In re DocuData Solutions, L.C., Case No. 25-90023 (CML) (the “Chapter 11 Cases”). The Business Combination was subject to certain conditions subsequent including the emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. Prior to the Business Combination, the Company and BPA had both been indirect subsidiaries of ETI. In connection with the Business Combination, the Company changed its name from “XBP Europe Holdings, Inc.” to “XBP Global Holdings, Inc.” and ceased being a subsidiary of ETI. Together with the European operations acquired in 2023, the Company’s current global platform is built upon a portfolio of acquired and predecessor entities with more than 50 years of commercial and operational history.

BPA Chapter 11 Reorganization

On March 3, 2025, BPA along with certain affiliates (the “BPA Debtors”) commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 16, 2025, the BPA Debtors entered into a Plan Support Agreement (as amended, the “Plan Support Agreement”) with an ad hoc group of holders of certain notes, ETI, certain non-BPA Debtor subsidiaries of ETI (together with ETI, the “Consenting ETI Entities”), and certain other parties thereto. In the Plan Support Agreement such parties agreed, subject to certain conditions, to support the BPA Debtors’ reorganization plan in the Chapter 11 Cases and to take all commercially reasonable actions necessary and appropriate to facilitate the Restructuring. On May 7, 2025, the BPA Debtors filed the Plan reflecting the proposed Restructuring, which was confirmed by the Bankruptcy Court on June 23, 2025. On July 29, 2025 (the “Emergence Date”), BPA consummated the Restructuring and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan.

See Note 1, Description of the Business of the notes to the consolidated financial statements for additional information about the Restructuring.

Key Business Strategies

Our business strategy centers on securely managing complex workflows for our clients. We accomplish this by deploying proprietary software and automated workflows that unify physical logistics and modern digital infrastructure. By combining decades of experience managing sensitive operations with adherence to mandated compliance standards, we provide a structurally durable operating model that securely processes complex data that off-the-shelf software tools cannot easily manage. The key elements of our growth strategy are described below:

●	Orchestrate Mission-Critical Systems to Enable Hyper-Automation. We seek to expand our client relationships by delivering end-to-end intelligent workflows. Through the integration of our proprietary platforms, agentic AI-enabled automation, and domain expertise, we act as a hyper-automation enabler for mission-critical enterprise systems. This approach allows organizations to transition from labor-intensive, reactive workflows to a digitally orchestrated, exception-driven operating model.
●	Expand our Public Sector Presence. We currently provide solutions to various government agencies across the world and intend to intensify our presence in the public sector by pursuing government and public agency-led technology and infrastructure opportunities. These initiatives span complex digital transformation, AI-driven, and cloud-based solutions. Because our operating environments are built to satisfy rigorous, mandated compliance and security standards—such as FISMA, SOC 2, and HIPAA—we believe we are well positioned to deliver processing and automation platforms that meet the exacting requirements of federal, central and state and regional agencies.
●	Expand Relationships with Existing Clients. We intend to continue to pursue cross-selling and up-selling opportunities within our existing client base. With an existing base of over 2,500 clients, we believe we have meaningful opportunities to offer a bundled suite of services and be a “one-stop-shop” for our clients, especially when they need a digital transformation partner.
●	Grow XBP Network of Buyers and Suppliers. We processed more than a billion payment transactions in 2025. The transactions we process touch a vast network of consumers, buyers and suppliers globally, and present a significant opportunity to connect many more of them. We intend to expand the scope and scale of services we offer by leveraging the integration value our existing network provides as we endeavor to further connect buyers and suppliers to communicate and transact digitally.

●	Leverage our Software Suite Across On-Site Services. More than a thousand of our employees currently work directly at our clients’ facilities in an on-site capacity. We believe this physical presence is a competitive differentiator and a valuable asset as we pursue future growth. In highly regulated industries where accuracy and compliance are paramount, automated workflows still require dedicated human oversight. By equipping our on-site personnel with our proprietary workflow automation tools, they can act as the critical “human-in-the-loop”—handling complex exceptions, sensitive data, and quality control. This integration of human expertise with advanced software directly within the client’s own environment enables us to support AI-enabled automation deployments in operational settings that may not be conducive to purely software-driven solutions.
●	Expand our Healthcare Presence. Healthcare represented approximately 28% of our total revenues in 2025, making it our largest vertical and a strategic growth priority. We serve commercial and government-sponsored payers, hospital networks, and large medical distribution systems through our revenue cycle management suite and PCH Global platform. Across all geographies, we are developing an AI-first solution suite designed to capitalize on growing demand for scalable RCM automation amid persistent industry labor shortages and rising regulatory complexity.

Clients

As of December 31, 2025, we served over 2,500 clients across a variety of industries, many of which are recurring clients that have maintained long-term relationships with us and our predecessor companies. We have successfully leveraged these relationships to offer extended value chain services, driving long-term retention and increasing overall margins. Clients turn to us due to a demonstrated ability to work on large-scale projects, past performance and record of delivery, and deep domain expertise accumulated from years of experience in key verticals.

Our solutions reach a wide range of industries and transactions

We maintain a strong mix of diverse clients with low client concentration. While our top 5 clients accounted for 27% of 2025 revenue, and our top 10 clients accounted for 39% of 2025 revenue, no single client accounts for more than 10% of 2025 revenue. By operating across a diverse set of end markets, we seek to balance our client mix and mitigate our dependency on any single client or specific industry vertical.

Research and Development

Our ability to compete successfully depends upon our development of advanced technologies that modernize complex enterprise workflows. Through investment, intellectual property development, and targeted acquisitions, our research and development efforts are primarily focused on deploying artificial intelligence and embedded processing solutions. Because we serve as the secure point of entry for vast quantities of proprietary corporate data—capturing unstructured inputs directly through our physical and DMR operations—we regularly handle complex, highly regulated workflows. This experience guides our engineering efforts as we bridge the gap between AI and real-world enterprise implementation.

We are enhancing our end-to-end processing environments by pairing intelligent document processing and our orchestration software with dedicated, human-in-the-loop exception handling. This structured, platform-agnostic workflow provides that as we develop hyper-automation and custom machine learning models to classify and action data instantly, we help our clients maintain the requisite security protocols and auditable chains of custody. As part of our broader innovation pipeline, we are also actively developing specialized, vertical-specific AI solutions tailored to the operational and regulatory requirements of the sectors we serve. Additional financial information regarding our R&D expense is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies within our consolidated financial statements.

Intellectual Property

We deploy a combination of internally developed proprietary knowledge platforms and agentic AI-driven automation. Our decisioning engines incorporate hundreds of thousands of client- and industry-specific rules that enable high-accuracy preparation and decisioning of complex, regulated transactions where generalized software often fails to meet the precision, auditability and compliance requirements of our clients. We believe this accumulated body of domain expertise is a meaningful differentiator in serving our target markets.

Our business processes and implementation methodologies are confidential and proprietary and include trade secrets that are important to our business. We own a variety of trademarks and patents, which are registered or pending. We regularly enter into nondisclosure agreements with clients, business partners, employees and contractors that require confidential treatment of our information to establish, maintain and enforce our intellectual property rights. Our licensed intellectual properties are generally governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. Generally, each agreement may be further extended, and we have historically been able to renew most existing agreements before they expire.

Competition

We believe that the principal competitive factors in providing our solutions include proprietary platforms, industry specific knowledge, quality, reliability and security of service, and price. We are differentiated competitively given our scale of operations, reputation as a trusted partner with deep domain expertise, innovative solutions, and highly integrated technology platforms that provide clients with end-to-end services addressing many aspects of their mission-critical operational processes. We continue to integrate best practice delivery processes into our service delivery capabilities to improve quality and service levels and to increase operational efficiencies. The markets in which we serve are competitive with both large and small businesses, as well as global companies:

●	Multi-national companies that provide data aggregation, information management and workflow automation services, such as IBM, Google, AWS, Microsoft, EMC, OpenText, Hyland, Iron Mountain, Canon, and Ricoh;
●	Bills and payments aggregators and processors;
●	Consulting, discrete process and platform integration service providers such as Fiserv, Jack Henry, FIS, Intercontinental Exchange, Optum, Broadridge Financial Solutions, Computershare, Cognizant, and Accenture;
●	Platform and front-end software providers, such as Workday, Salesforce, HighRadius Blackline and Pega;
●	Multi-shore business process outsourcing companies, such as Genpact, Cognizant, Exl Service, Conduent, Wipro, and WNS; and

●	Niche service providers in specific verticals and/or geographies.

Regulation and Compliance

We handle, directly or indirectly through client contracts and business associate agreements, a significant amount of sensitive information, including personal, financial and health related information. As a result, we are subject to federal, state and local privacy and information security laws and regulations, including the Gramm Leach Bliley Act (“GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). We are also subject to sector specific confidentiality, data use, and security requirements imposed by certain of our clients, including regulated financial institutions and healthcare entities. Further, we are subject to country specific rules governing data protection, records retention, and information handling in the jurisdictions in which we operate outside the United States.

Our commitment to global compliance is underscored by our adherence to a rigorous framework of international certifications and independent third-party assessments. These certifications include ISO 9001 (Quality Management Systems), ISO/IEC 27001 (Information Security Management), ISO 22301 (Business Continuity Management), and ISO/IEC 28000 (Supply Chain Security Management). Furthermore, our operations are supported by a broad suite of System and Organization Controls (“SOC”) 1 Type II and SOC 2 Type II reports. These independent assessments are intended to provide a foundation for the deployment of advanced automation and digital transformation initiatives for our clients. By maintaining this consistent third-party validation, we seek to maintain internal controls that remain robust and scalable as we evolve our service offerings.

We also maintain region specific certifications and align our services with recognized national and international standards, including the NF 461 electronic archiving certification in France; the German Federal Office for Information Security’s TR 03138 (RESISCAN) technical guideline for legally compliant replacement scanning in Germany; the Cyber Essentials Plus assurance scheme in the United Kingdom; and BS 10008, the British Standard governing the legal admissibility and evidential weight of electronically stored information. In addition, our information management and secure destruction practices are aligned with internationally recognized standards, including ISO 15489 for records management and BS EN 15713 for the secure destruction of confidential and sensitive material.

In addition, while many of our services to our clients are not directly regulated, those services must be delivered in a manner consistent with legal and procedural frameworks applicable to our clients. For example, our bankruptcy claims administration services must comply with requirements and deadlines established under the United States Bankruptcy Code and the Federal Rules of Civil Procedure. We also support clients that are subject to regulatory oversight, which may result in our operations being reviewed by those oversight bodies from time to time. Further, as a government contractor, we are subject to associated regulations, compliance obligations and performance requirements. Certain of our contracts also require us to meet specific information security standards or undergo periodic third party assessments or certifications.

Changes to existing laws, adoption of new laws or regulations, or failure to comply with applicable requirements may result in additional operational costs, required changes to our business practices, liability for monetary damages or penalties, governmental inquiries or investigations, criminal or civil enforcement actions, restrictions on our ability to collect, use or process information, and/or allegations of contractual nonperformance. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, profitability or cash flows.

Privacy and Information Security Regulations

Data privacy and information security laws in the United States and internationally apply to the access, collection, processing, transfer, use, storage, retention, and destruction of personal information in connection with our services. In the United States, our financial institution clients are subject to GLBA, and we are contractually bound to maintain controls consistent with that framework. We also perform services for healthcare companies and are therefore subject to HIPAA, HITECH, and related regulations. We additionally perform credit related services that require us to comply with payment card standards, including the PCI Data Security Standard. Federal and state privacy and information security laws, including consumer protection statutes, may also apply directly to our operations.

Privacy laws often require notification to affected individuals, state and federal regulators, and consumer reporting agencies in the event of certain security incidents resulting in unauthorized access to or disclosure of personal information. State data breach notification laws in the United States continue to expand in scope and complexity, and several states have enacted comprehensive privacy laws imposing additional compliance obligations, such as consumer rights management, data minimization requirements, and restrictions on certain automated processing activities.

Privacy laws outside the United States may impose additional or more restrictive obligations. For example, in the European Union, the General Data Protection Regulation (“GDPR”) imposes significant requirements relating to data protection, cross border data transfers, data subject rights, breach response and notification, and security safeguards, and provides for substantial penalties for non-compliance. Many other jurisdictions in which we operate have adopted, or continue to adopt, GDPR inspired privacy regimes, each with its own regulatory, notice, and data transfer requirements.

Public attention to data protection, cybersecurity incidents, and the use of personal information continues to increase, accompanied by evolving legislation, regulations and case law aimed at strengthening consumer privacy, information security, and governance of data use. Emerging regulatory frameworks relating to artificial intelligence and automated decision making may also impose additional compliance considerations for companies that process large volumes of data, including service providers such as us. While we believe we are compliant with our regulatory obligations, information security threats continue to evolve, resulting in increased risk and exposure. Legislation, regulation, litigation, court rulings, enforcement activities or other events could expose us to increased costs, liability or reputational harm.

Human Capital

We consider our employees to be the foundation for our growth and success.

As of December 31, 2025, we had approximately 10,600 employees. We have a global workforce with approximately half of our employees located in Americas and EMEA, and the remainder located in India and the Philippines. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. Our senior leadership team has extensive experience with workflow automation, and while we have grown through a number of acquisitions, we have retained an experienced and cohesive leadership team.

We are fully committed to developing and fostering a culture of diversity and inclusion and understand that our ability to identify and hire talented individuals from all backgrounds and perspectives is key to our continued success.

●	Diversity and inclusion. We continue to focus on the hiring, retention, and advancement of women and underrepresented populations. Recently, we have been expanding our efforts to recruit and hire diverse talent and identify strategic partners to accelerate our inclusion and diversity programs.
●	Compensation and benefits. We offer a complete set of benefits for our employees, including competitive base salaries and pay-for-performance opportunities. In addition, we maintain an equity incentive plan through which we use targeted equity-based grants with vesting conditions to attract and retain personnel.
●	Health, safety, and wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs.
●	Talent development. We invest significant resources to develop the talent needed to continue to be a leader in our industry. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented industry leading methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.

●	Building connections. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. We are active and involved in the communities in which our employees live and work, and we promote a culture of volunteering and giving back.

We locate our operation centers in areas where the value proposition it offers is attractive relative to other local opportunities, resulting in an engaged and educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. We offer our employees a focused set of training programs to increase their skills and leadership capabilities with the goal of creating a long-term funnel of talent to support the Company’s continued growth. Additionally, our proprietary platforms enable rapid learning and facilitate knowledge transfer among employees, reducing training time.

Reverse Stock Split

On December 12, 2025, the Company filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, to effect a one (1) share for ten (10) shares reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the par value of the Common Stock. Fractional shares were not issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq on December 12, 2025.

The Reverse Stock Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of Common Stock issuable upon the exercise of our outstanding stock options and warrants. As a result of the Reverse Stock Split, the number of shares of Common Stock issuable on exercise of each of our warrants has decreased in proportion to such decrease in outstanding shares of Common Stock. As a result, each private and public warrant previously exercisable for one share at $11.50 per one share, is now exercisable for one-tenth of a share at $11.50 per one-tenth of a share ($115.00 per share). Each ETI warrant previously exercisable for one share at $4.98 per one share, is now exercisable for one-tenth of a share at $4.98 per one-tenth of a share ($49.80 per share)

Except as otherwise indicated, all share and per share information herein gives pro forma effect to the Reverse Stock Split.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled disclosures available for smaller reporting companies.

Available Information

Our website address is www.xbpglobal.com. We are not including the information provided on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. In addition, we make available our code of ethics entitled “Code of Ethics and Business Conduct” free of charge through our website. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing.

ITEM 1A.  RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own business. In addition to the other information set forth in this Annual Report on Form 10-K, and other filings we have made and will make in the future with the SEC, you should carefully consider the following risk factors and uncertainties, which could materially affect the Company’s business, financial condition and operating results. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.

Risks Relating to our Business

Our strategic focus on automating and modernizing the workplace through artificial intelligence involves significant execution risks, and failure to successfully develop or monetize these solutions could materially harm our business.

A key element of our corporate strategy is the deployment of artificial intelligence, including agentic AI, machine learning, and intelligent workflow automation, into our core platforms to automate enterprise workflows. Executing this strategy requires substantial upfront and ongoing investments in technology infrastructure, proprietary data modeling, and specialized engineering talent. The market for AI solutions is rapidly evolving, highly competitive, and subject to shifting client preferences. If our AI-enabled platforms fail to deliver anticipated efficiencies, if clients resist adopting these automated workflows, or if we are unable to keep pace with the technological advancements of larger, better-funded competitors, our strategy may not succeed. Furthermore, the increasing integration of AI into mission-critical and highly regulated workflows exposes us to complex regulatory, execution and implementation risks. As the Company deploys AI to automate workflows previously performed by its own workforce, it faces the risk that this automation displaces higher-margin managed service revenues faster than new AI-enabled revenue streams can replace them, compressing margins during the transition period. If we are unable to successfully develop, deploy, and monetize our AI-driven solutions, our competitive position, revenue growth, and financial condition could be materially and adversely affected.

Many of the Company’s client contracts may be terminated without cause and with limited notice, and government contracts subject it to audits, investigations and potential penalties that could result in contract termination, financial liability and reputational damage.

Many of the Company’s client contracts may be terminated by its clients without cause and without any fee or penalty, with only limited notice. The Company may not be able to replace a client that elects to terminate or fails to renew its contract with it. In addition, a portion of the Company’s revenues is derived from contracts with the U.S. federal and state governments and their agencies and from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. The public procurement environment is unpredictable and this could adversely affect the Company’s ability to perform work under new and existing contracts. Any such reductions in revenue could materially adversely affect the Company’s business, results of operations and financial condition.

Moreover, government contracts are generally subject to a right to conduct audits and investigations by government agencies. If a government entity determines that there were contractual breaches or improper or illegal activities related to any government contracts, the Company may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on the Company’s reputation in the industry and reduce its ability to compete for new contracts and could materially adversely affect the Company’s results of operations and financial condition.

The Company’s long-term contracts are based on cost estimates that may prove inaccurate, and its inability to offset increased operational costs with corresponding fee increases could materially impact its financial performance.

The pricing and other terms of the Company’s client contracts are based on estimates and assumptions the Company makes at the time it enters into those contracts. These estimates reflect the Company’s best judgments regarding the nature of the engagement and its expected costs to provide the contracted services and could differ from actual results. Not all of the Company’s larger long-term contracts allow for escalation of fees as the Company’s costs of operation increase and those that allow for such escalations do not always allow fee increases at rates comparable to cost increases that the Company experiences. Where the Company cannot negotiate long-term contract terms that provide for fee adjustments to reflect increases in its cost of service delivery, the Company’s business, results of operations and financial condition could be materially impacted. The Company has entered into, and expects to continue to enter into, contracts in which fees are contingent in whole or in part on achieving specified performance metrics or client outcomes. These arrangements introduce revenue variability and the risk that the Company bears costs without commensurate compensation if target outcomes are not met or are disputed.

The Company’s workflow automation solutions require extended selling cycles and implementation periods, which can strain finances through upfront expenses without immediate revenue and create risks of contract loss after significant investment.

The Company often faces long selling cycles to secure new contracts for its workflow automation solutions. If the Company is successful in obtaining an engagement, the selling cycle can be followed by a long implementation period. Delays in internal approvals, technology implementations or client decisions can prolong these cycles. Even if the Company succeeds in developing a relationship with a potential client and begins to discuss the services in detail, the potential client may choose a competitor or decide to retain the work in-house prior to the time a contract is signed. Additionally, the Company may not begin receiving revenue until after the implementation period and its solution is fully operational, leading to upfront expenses without immediate profits. These extended cycles can strain finances, especially when hiring new staff before revenue collection. The Company’s inability to obtain contractual commitments after a selling cycle, maintain contractual commitments after the implementation period or limit expenses prior to the receipt of corresponding revenue may have a material adverse effect on its business, results of operations and financial condition.

The Company operates in a highly competitive industry and faces significant competition from companies with stronger financial resources, better brand recognition and lower-cost operations, as well as from clients who may choose to perform services in-house.

The Company’s industry is highly competitive, fragmented and subject to rapid change. The Company competes primarily against local, national, regional and large multi-national information and payment technology companies, including focused workflow automation companies based in offshore locations, workflow automation divisions of information technology companies, other workflow automation and consulting services and digital transformation solution providers and the in-house capabilities of the Company’s clients and potential clients. These competitors may include entrants from adjacent industries or entrants in geographic locations with lower costs than those in which the Company operates.

As agentic AI, LLMs, and intelligent document processing tools become increasingly accessible, we expect competition to intensify. We may face new competitive pressures from AI-native software startups and major global technology companies entering the workflow automation space. Furthermore, the proliferation of highly capable, off-the-shelf AI tools may increasingly empower our clients and potential clients to seamlessly perform complex digital transformations and workflow automations in-house, significantly reducing their reliance on our services and managed platforms. Increased competition, the Company’s inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could materially adversely affect the Company’s business, results of operations and financial condition.

The Company operates in an industry characterized by rapid technological change, and failure to develop competitive technology solutions, adapt to digital transformation trends or respond to evolving client needs could result in loss of market share and revenue.

If the Company fails to accurately anticipate and meet its clients’ needs through the development of new technologies and service offerings or if its new services are not widely accepted, the Company could lose market share and clients to its competitors, which could materially adversely affect its results of operations and financial condition. More specifically, the workflow automation industry is characterized by rapid technological change, evolving industry standards and changing client preferences, especially with regards to AI and intelligent workflow automation. While we have made investments in AI-related technologies, the rapid development of artificial general intelligence by third parties may render our proprietary decisioning engines less competitive. The success of the Company’s business depends, in part, upon its ability to develop technology and solutions that keep pace with changes in its industry and the industries of its clients. Although the Company has made, and will continue to make, investments in the research, design and development of new technology and platform-driven solutions, it may not be successful in addressing these changes on a timely basis or in marketing the changes it implements. In addition, products or technologies developed by others may render the Company’s services uncompetitive or obsolete. Failure to address these developments could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, existing and potential clients are actively shifting their businesses away from paper-based environments to electronic environments with reduced needs for physical document management and processing. This shift may result in decreased demand for the physical document management services the Company provides such that its business and revenues may become more reliant on technology-based services in electronic environments, which are typically provided at lower prices compared to physical document management services. Although the Company has solutions for clients seeking to make these types of transitions, a significant shift by its clients away from physical documents to non-paper-based technologies, whether now existing or developed in the future, could adversely affect its business, results of operations and financial condition.

The Company’s reliance on third-party hardware and software creates risks of service disruptions, increased costs and operational delays if vendors discontinue products or raise prices, or if it encounters defects in third-party components.

Although the Company has developed its platform-driven solutions internally, it relies, in some cases, on third-party hardware and software in connection with its service offerings, which it purchases, leases or licenses from third-party vendors. Detecting design defects or software errors in third-party hardware or software is challenging due to their complexity and unique specifications. Any errors or defects in third-party hardware or software incorporated into the Company’s service offerings may result in a delay or loss of revenue, diversion of resources, damage to its reputation or potential claims against the Company.

Further, such third-party hardware and software may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software, or any increases in the price charged by third-party vendors, could negatively affect the Company’s business until equivalent technology is either developed by the Company or, if available from other third-party vendors, is identified, obtained and integrated on commercially reasonable terms. Further, changing hardware vendors or software licensors could detract from management’s ability to focus on the ongoing operations of the Company’s business or could cause delays in the operations of its business.

Certain higher-risk engagements involving significant financial sums, sensitive data or complex legal matters could expose the Company to increased liability, reputational damage and operational disruption despite its risk mitigation efforts.

The Company provides certain workflow automation solutions for clients that, for financial, legal or other reasons, may present higher risks compared to other types of claims processing or document management engagements. Examples of higher risk engagements include class action and other legal distributions involving significant sums of money and engagements where the Company receives or processes sensitive data, including personal consumer or private health information.

As the Company’s clients use its services for important aspects of their businesses, any errors, defects, disruptions in service or other performance problems could hurt the Company’s reputation and may damage its clients’ businesses. As a result, clients could elect not to renew the Company’s services or delay or withhold payment. The Company could also lose future sales or clients may make warranty or other claims against it. These consequences have resulted, and may in the future result, in increased allowances for expected credit losses, lengthened collection cycles for accounts receivable, and increased expense and risk of litigation.

We rely on dedicated human-in-the-loop exception handling to oversee our agentic AI automation, and this control framework is subject to human error. Because our clients use our services for mission-critical aspects of their businesses—such as healthcare claims adjudication and large-scale legal settlement distributions—any failure by our human operators to identify sophisticated AI errors, hallucinations, or processing defects could hurt our reputation, severely damage our clients’ businesses, and expose us to substantial financial and legal liabilities

Any actual or alleged error or omission by the Company, its clients or other third parties or possible fraudulent activity in one or more of these higher-risk engagements could result in the diversion of management resources, damage to the Company’s reputation, increased service costs or impaired market acceptance of the Company’s services, any of which could materially adversely affect the Company’s business and financial condition.

The Company’s business depends on protecting its intellectual property and avoiding infringement claims from others, and failure in either area could result in loss of competitive advantage, substantial damages or operational restrictions.

The Company’s success depends in part on certain methodologies and practices it utilizes in developing and implementing applications and other proprietary intellectual property rights. In order to protect such rights, the Company relies upon a combination of nondisclosure and other contractual arrangements, as well as trade secret, copyright, trademark and patent laws. The Company also generally enters into confidentiality agreements with its employees, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States, Europe, India and the other jurisdictions in which the Company operates and the contractual and other protective measures it takes are adequate to protect the Company from misappropriation or unauthorized use of its intellectual property, or that such laws will not change. There can be no assurance that the resources invested by the Company to protect its intellectual property will be sufficient or that its intellectual property portfolio will adequately deter misappropriation or improper use of its technology, and its intellectual property rights may not prevent competitors from independently developing or selling similar products and services. The Company may not be able to detect unauthorized use and take appropriate steps to enforce its rights, and any such steps may be costly and unsuccessful. Infringement by others of the Company’s intellectual property, including the costs of enforcing its intellectual property rights, may have a material adverse effect on its business, results of operations and financial condition. The Company could also face competition in some countries where it has not invested in an intellectual property portfolio.

If the Company is not able to protect its intellectual property, the value of its brand and other intangible assets may be diminished, and its business may be adversely affected. The value of, or the Company’s ability to use, its intellectual property may also be negatively impacted by dependencies on third parties, such as its ability to obtain or renew on commercially reasonable terms licenses that it needs in the future, or its ability to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, if the Company is found to infringe any third-party rights, it could be required to pay substantial damages or it could be enjoined from offering some of its products and services. Any such circumstances may have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s revenues are concentrated, making it vulnerable to downturns, consolidation or regulatory changes in specific sectors.

A substantial portion of the Company’s revenues are derived from specific industries. The Company’s success largely depends on continued demand for its services from clients in these industries, and a downturn or reversal of the demand for workflow automation, or the introduction of regulations that restrict or discourage companies from engaging the Company’s services, could materially adversely affect its business, financial condition and results of operations. Further, consolidation in any of these industries or combinations or mergers, particularly involving the Company’s clients, may decrease the number of potential clients for its services. For example, the Company has been affected by the worsening of economic conditions and significant consolidation in the financial services industry and continuation of this trend may negatively affect its revenues and profitability.

The Company’s competitive bidding process for commercial and government contracts requires substantial upfront investment with uncertain returns and exposes it to protest risks, cost estimation challenges and opportunity costs.

Many of the contracts awarded to the Company through competitive bidding procedures are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks that may adversely affect the Company’s financial position, including: (i) the substantial cost and managerial time and effort that the Company spends to prepare bids and proposals for contracts that it may or may not be awarded; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts the Company is awarded, sometimes in advance of the final determination of its full scope and design; (iii) the expense and delay that may arise if the Company’s competitors protest or challenge awards made to it pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts, or may eventually lead to litigation; and (iv) the opportunity cost of not bidding on and winning other contracts the Company might otherwise pursue.

The Company’s profitability depends on its ability to obtain adequate pricing for its services in competitive markets and maintain cost efficiency through restructuring actions, technology initiatives and global delivery centers, and its failure to achieve productivity improvements or absorb pricing pressures could materially adversely affect its results of operations, particularly given operational risks in developing countries and increasingly stringent service requirements.

The Company’s success depends on its ability to obtain adequate pricing for its services. Depending on competitive market factors, prices the Company obtains for its services may decline from previous levels. If the Company is unable to obtain adequate pricing for its services, its results of operations and financial condition could be materially and adversely affected. In addition, the Company’s contracts are increasingly requiring tighter timelines for implementation as well as more stringent service level metrics. These requirements make the bidding process for new contracts more difficult and require the Company to adequately consider these requirements in the pricing of its services.

The Company, from time to time, engages in restructuring actions to reduce its cost structure. If the Company is unable to maintain its cost base at or below current levels or sustain process and systems changes resulting from prior restructuring actions, such failures could materially adversely affect its results of operations and financial condition. The Company’s ability to sustain and improve profit margins depends on a number of factors, including its ability to continue improving the cost efficiency of its operations through programs such as process automation, its capacity to absorb pricing pressures on its services through cost improvements and the successful completion of information technology initiatives. If any of these factors adversely materialize or if the Company is unable to achieve and maintain productivity improvements through restructuring actions or information technology initiatives, its ability to offset labor cost inflation and competitive price pressures would be impaired, each of which could materially adversely affect its results of operations and financial condition.

Failure to comply with data privacy and data protection laws in processing and transferring personal data across jurisdictions may subject the Company to penalties and other adverse consequences, and the enactment of more stringent data privacy and data protection laws may increase its compliance costs.

Privacy and data security regulations continue to become more complex and have greater consequences. For example, Europe’s GDPR imposes several stringent requirements for controllers and processors of personal data, including higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year.

In addition, data privacy laws in the United States, similarly impose or may impose obligations on the Company and many of its clients, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, the Company and its clients could be exposed to additional regulatory burdens. In addition, India’s Digital Personal Data Protection Act and its implementing rules impose consent, processing and breach notification obligations that may apply to the Company’s Indian operations and increase its compliance obligations and costs.

Evolving data privacy and data protection laws may require the Company to make changes to its practices and services and may also increase its potential liability exposure through new or higher potential penalties for noncompliance. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. The Company’s clients expect it to meet voluntary certification and other standards established by third parties, such as PCI Data Security Standard. If the Company is unable to maintain these certifications or meet these standards, it could adversely affect the Company’s ability to provide its solutions to certain clients and could harm its business.

The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of the Company’s services, reduce overall demand for its services, make it more difficult to meet expectations from its commitments to clients and its clients’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact its reputation or slow the pace at which it closes sales transactions, in particular where clients request specific warranties and indemnity for noncompliance with privacy laws, any of which could harm the Company’s business.

Furthermore, the uncertain and shifting regulatory environment may cause the Company’s clients or its clients’ customers to resist providing the data necessary to allow the Company’s clients to use its services effectively. In addition, new services developed or acquired in connection with changing events may expose the Company to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of the Company’s products or services and could limit adoption of its cloud-based solutions.

The Company must maintain strict physical and information security standards subject to regular client and third-party audits, and failure to meet these requirements or negative audit findings could result in contract termination and reputational damage.

Many of the Company’s client contracts require that it maintain certain physical and/or information security standards, and, in certain cases, the Company permits a client to audit its compliance with these standards. Any failure to meet such standards or pass such audits may have a material adverse impact on the Company’s business. Further, clients from time to time may require stricter physical and/or information security than they negotiated in their contracts and may condition continued volumes and business on the satisfaction of such additional requirements. Some of these requirements may be expensive to implement or maintain and may not be factored into the Company’s contract pricing. Further, on an annual basis, the Company obtains third-party audits of certain of its locations in accordance with third-party attestation standards. Many of the Company’s clients expect that it will engage in such procedures and report to them the results. Negative findings in such an audit and/or the failure to adequately remediate in a timely fashion such negative findings may cause clients to terminate their contracts or otherwise have a material adverse effect on the Company’s reputation, results of operations and financial condition.

The Company faces significant cybersecurity risks and vulnerability to data breaches from sophisticated cyber threats, employee errors and third-party compromises, which could result in loss of client confidence, business disruption, legal liability and substantial financial costs.

The Company collects and retains large volumes of internal and client data, including personally identifiable information and other sensitive data, both physically and electronically, and its various information technology systems enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. Safeguarding client, employee and its own data is a key priority for the Company, and its clients and employees have come to rely on the Company for the protection of its information.

Despite the Company’s efforts to protect sensitive, confidential or personal data or information, the Company can provide no assurances that its security measures designed to protect the data of its clients and its clients’ customers will always be effective. The Company’s services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:

●	third-party attempts to fraudulently induce the Company’s employees, partners or clients to disclose sensitive information such as usernames, passwords or other information to gain access to the data or IT systems of the Company or its clients;
●	efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware, destructive malware and distributed denial-of-service attacks;

●	third-party attempts to abuse the Company’s marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious;
●	cyberattacks on the Company’s internally built infrastructure on which many of its service offerings operate, or on third-party cloud-computing platform providers;
●	vulnerabilities resulting from enhancements and updates to the Company’s existing service offerings;
●	vulnerabilities in the products or components across the broad ecosystem that the Company’s services operate in conjunction with and are dependent on;
●	vulnerabilities existing within new technologies and infrastructures;
●	attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that the Company’s products depend on, most of which are not under the control of the Company or its vendors, partners or clients; and
●	employee or contractor errors or intentional acts that compromise the Company’s security systems.

The Company has experienced, and expects to continue to experience, attempted intrusions and security incidents of varying severity. A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, the Company’s IT systems or data, or its clients’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. A security breach could also result in a loss of confidence in the security of the Company’s services, damage its reputation, negatively impact its future sales, disrupt its business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Any resulting interruptions in the Company’s services or the ability of its clients to access its services could result in a loss of potential or existing clients and harm its business.

The Company’s increasing integration of AI into its offerings presents risks of reputational harm, legal liability, increased costs, and competitive disadvantage if AI applications generate controversy, perform inadequately or require substantial investment in development and testing.

The Company is increasingly building Artificial Intelligence (“AI”) into many of its offerings. As with many innovations, AI presents additional risks and challenges that could affect the Company’s business. If the Company enables or offers AI-enabled solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment or in other social contexts, it may experience reputational harm, competitive harm or legal liability. Data practices by the Company or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions or analysis that AI applications produce, subjecting the Company to competitive harm, legal liability or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain the Company’s products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Geopolitical tensions and global macroeconomic uncertainty could adversely affect our business, financial condition, and results of operations.

Our operations and the businesses of our clients are subject to risks associated with international geopolitical tensions and broader macroeconomic instability. Recent and ongoing global conflicts, such as those in Eastern Europe and the Middle East, as well as evolving trade policies and diplomatic tensions between the U.S. and other nations, have contributed to significant global economic uncertainty. These events have led to, and may continue to result in, increased inflationary pressures, currency exchange rate volatility, supply chain disruptions, and a heightened risk of state-sponsored cyberattacks. Changes in trade policy, including the imposition of new or increased tariffs on technology hardware, equipment, and components used in the Company’s operations, could increase operating costs and, to the extent such policies affect the cost structures of the Company’s clients, may reduce demand for the Company’s services. Furthermore, prolonged macroeconomic uncertainty could cause our current and prospective clients to delay, reduce, or cancel their spending on workflow automation and technology services, which would result in lower transaction volumes. If global economic conditions deteriorate or current geopolitical conflicts escalate, our business, financial condition, and results of operations could be materially and adversely affected.

Currency fluctuations between the U.S. Dollar and foreign currencies in the Company’s international operations could materially affect its recorded assets, liabilities, revenues, and operating margins.

The functional currencies of many of the Company’s businesses outside of the United States are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of the Company’s assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary foreign currencies to which the Company has exposure are the European Union Euro, Swedish Krona, British Pound Sterling, Canadian Dollar and Indian Rupee. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. The Company’s operating results and profitability may be affected by any volatility in currency exchange rates and its ability to effectively manage currency transaction and translation risks. To the extent the U.S. Dollar strengthens against foreign currencies, the Company’s foreign revenues and profits will be reduced when converted into and reported in U.S. Dollars.

Fluctuations in raw material costs, particularly paper, ink and energy, may increase the Company’s operational expenses and reduce demand for its printing services, and it may be unable to pass these costs on to clients or benefit from by-product sales.

Purchases of paper, ink, energy and other raw materials represent a large portion of the Company’s costs. Increases in the costs of these inputs may increase the Company’s costs and it may not be able to pass these costs on to clients through higher prices. In addition, the Company may not be able to resell wastepaper and other print-related by-products or may be adversely impacted by decreases in the prices for these by-products. Increases in the cost of materials may adversely impact clients’ demand for the Company’s printing and printing-related services.

The Company’s ability to attract and retain qualified personnel and to manage increasing labor costs and evolving employment law obligations across its global operations could materially affect its business and results of operations.

The Company’s operations depend significantly on attracting and retaining personnel with specialized expertise in workflow automation, AI, and technology integration. Competition for such talent is intense, particularly from larger technology companies with greater compensation resources, and the Company’s ability to attract and retain key technical and managerial personnel may be further affected by uncertainty associated with the Restructuring. The failure to attract or retain such personnel could impair the Company’s ability to execute its strategy and adversely affect its operations. Competition for skilled labor is intense and the costs associated with recruiting and training employees can be significant. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses.

The Company is also subject to applicable rules and regulations relating to its relationship with its employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, working conditions and immigration status. Legislated increases in the minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. In addition, many employers, including the Company, have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages or record breaks properly, with such actions sometimes brought as class actions or under “private attorney general” statutes. Employment litigation risks, including wage-hour disputes, could result in substantial liabilities and expenses, diverting management attention and elevating labor costs.

The Company has significant operations in India, where India’s evolving Labour Codes may alter the Company’s obligations with respect to wages, employee benefits, provident fund contributions, gratuity accruals, and social security. The extent and timing of adoption at the state level introduce compliance uncertainty and could adversely impact the Company’s cost of sales and operating expenses.

The Company has identified material weaknesses in its internal control over financial reporting, and a failure to remediate such material weaknesses in a timely manner could impair its ability to produce accurate financial statements, result in restatements, damage investor confidence and potentially lead to delisting from Nasdaq.

As a public company, the Company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, the Company has expended, and anticipates that it will continue to expend, significant resources, including accounting-related costs and significant management oversight.

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, the Company has previously identified material weaknesses in the areas of goodwill impairment and financial reporting processes, risk assessment, information and communication, and monitoring activities and the control environment. These material weaknesses were the result of the Company’s acquisition of BPA. Material weakness in BPAs internal control over financial reporting were previously reported in the risk factors section of the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the SEC on July 15, 2025. BPA had concluded its internal control over financial reporting was not effective as of December 31, 2024 due to pervasive material weaknesses in its internal control over financial reporting. The Company reassessed the controls of the combined entity (XBP Global Holdings, Inc.) after the Business Combination and determined that the material weakness discussed above persisted.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of its evaluation, management concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in financial reporting, ineffective control environment, and ineffective information and communication, as described above.

In order to remediate these material weaknesses, the Company is taking remediation measures with appropriate executive sponsorship and with the assistance of third-party specialists. These remediation measures may be time-consuming and costly and there is no assurance that these measures will ultimately have the intended effects. Additionally, the measures taken to date, and actions that may be taken in the future, may not be sufficient to (a) remediate in a timely manner or at all the control deficiencies that led to the material weaknesses or (b) prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if the Company is successful in strengthening its controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of its financial statements.

If the Company is unable to remediate the material weaknesses, or if any new material weaknesses are discovered in the future, then it may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules or debt instrument covenants regarding timely filing of information; it could lose access to sources of capital or liquidity; and investors may lose confidence in its financial reporting and its stock price may decline as a result. Remediation measures that have been taken to date, or any future remediation measures, may be insufficient to remediate the material weaknesses or avoid potential future material weaknesses or the perception thereof.

As a result of the material weaknesses described above and other related matters raised or that may in the future be identified, the Company faces potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in its internal control over financial reporting and the preparation of its consolidated financial statements. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject the Company to additional costs, divert the attention of its management, or impair its reputation. Each of these consequences could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition.

The Company may identify future material weaknesses in its internal controls over financial reporting or fail to meet the demands that will be placed upon it as a public company, including the requirements of the Sarbanes-Oxley

Act, and it may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. We can provide no assurance that the Company’s existing material weaknesses will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect its reputation, results of operations and financial condition.

For a discussion of management’s evaluation of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures.”

Risks Relating to our Indebtedness

The Company’s substantial level of indebtedness could place it at a competitive disadvantage and limit its operational flexibility compared to less leveraged competitors.

As of December 31, 2025, the Company had total indebtedness of approximately $387.6 million, which could place the Company at a competitive disadvantage to less leveraged competitors because, among other things: it could affect the Company’s ability to satisfy its obligations under its indebtedness; a portion of its cash flow from operations will be used for debt service and therefore will be unavailable to support operations or for working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; the Company’s ability to refinance its then-existing debt, obtain additional debt financing or equity financing or pursue mergers, acquisitions and asset sales, on terms acceptable to them or at all, may be limited and its costs of borrowing may be increased; as a result of its significant indebtedness, the Company may be more vulnerable to economic downturns and its ability to withstand competitive pressures may be limited; and the Company’s operational flexibility in planning for, or reacting to, changes, opportunities and challenges in its businesses, including changes in the market sector in which it competes, changes in its business and strategic opportunities and adverse developments in its operations, may be severely limited.

The Company faces significant interest expense and principal repayment obligations, and its ability to service this debt depends on future performance and cash generation that is subject to factors beyond its control.

The Company’s ability to make payments on and to refinance its debt will depend on its future financial and operating performance and its ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that sufficient future borrowings will be available to pay off the Company’s debt obligations. The Company may need to refinance all or a portion of its debt on or before maturity; however, there can be no assurance that it will be able to refinance any of its debt on commercially reasonable terms or at all. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations and other cash requirements, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to sell assets or operations, seek additional capital or restructure or refinance its indebtedness and settlement obligations. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow the Company to meet its scheduled debt service obligations and settlement obligations. The agreements governing the Company’s indebtedness (a) have terms and conditions that restrict its ability to dispose of assets and the use of proceeds from any such disposition and (b) restrict its ability to raise debt capital.

The Company’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect its financial position and results of operations. If the Company cannot make scheduled payments on its debt, an event of default may result. An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. Significant fluctuations in prevailing interest rates, whether driven by inflationary pressures, central bank policy or broader macroeconomic conditions, could affect the Company's ability to refinance or service its substantial indebtedness on acceptable terms or at all. If the Company is unable to repay amounts outstanding under its financing agreements when due, the lenders thereunder could, subject to the terms of the financing agreements, seek to foreclose on the collateral that is pledged to secure the indebtedness outstanding under such facility.

Substantially all of the Company’s assets are subject to liens that secure its indebtedness, giving secured lenders superior claims and foreclosure rights in the event of insolvency, liquidation or default.

Substantially all of the Company’s assets are subject to liens that secure its indebtedness. If the Company becomes insolvent or is liquidated, or if there is a default under certain financing agreements, and payment on any obligation thereunder is accelerated, its lenders would be entitled, subject to the applicable credit documents, to exercise the remedies available to a secured lender under applicable law, including foreclosure on the collateral that is pledged to secure the indebtedness thereunder, and they would have a claim on the assets securing the obligations under the applicable facility that would be superior to any claim of the holders of unsecured debt.

Restrictive covenants in the Company’s financing agreements, including financial, affirmative and negative covenants, limit management’s discretion and the Company’s operational and financial flexibility, and failure to comply could result in defaults, waivers, increased costs or acceleration of indebtedness.

The financing agreements governing the Company’s indebtedness contain customary financial covenants, affirmative covenants and negative covenants that restrict the Company’s ability to operate its business and pursue strategic objectives. These covenants, among other things, require the Company to satisfy specified financial ratios and performance metrics, comply with reporting and operational requirements, and limit its ability to incur additional indebtedness or liens, make restricted payments, dispose of certain assets, make certain investments, enter into transactions with affiliates, or engage in mergers, consolidations or other fundamental transactions.

Compliance with the Company’s restrictive financial covenants is tested as of specified measurement dates and may, from time to time, depend on the Company’s operating performance and the successful execution of planned transactions, including asset dispositions or other balance-sheet actions. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants. There can be no assurance that any planned transactions will be completed on a timely basis, on acceptable terms, or at all. Even if the Company is in compliance with its debt covenants as of the date of filing of this Annual Report, subsequent developments, or our inability to successfully execute planned transactions, could result in non-compliance in future periods.

As a result of these covenant restrictions, the Company may be limited in its ability to respond to changing market conditions, pursue business opportunities, fund operations or execute its growth strategy, any of which could materially and adversely affect its business, financial condition and results of operations. Any failure to comply with the restrictive covenants in the Company’s financing agreements could result in an event of default. In such circumstances, the Company may be required to seek waivers or amendments from its lenders, which may not be granted, and, if granted, could impose additional costs, more restrictive terms or other adverse conditions. The need to obtain waivers or amendments, or the occurrence of a default, may also require public disclosure and could adversely affect the Company’s liquidity, access to capital, reputation and business prospects. An event of default could permit lenders to accelerate the Company’s indebtedness and exercise remedies against collateral securing such indebtedness. A significant portion of our indebtedness could become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. If the Company is unable to repay amounts outstanding under its financing agreements when due, the lenders thereunder could, subject to the terms of the financing agreements, seek to foreclose on the collateral that is pledged to secure the indebtedness outstanding under such facility.

Despite restrictions in the Company’s debt agreements, it may be able to incur substantial additional indebtedness in the future, which could intensify current financial risks and strain its ability to obtain necessary financing for corporate purposes on acceptable terms.

The Company may be able to incur substantial additional indebtedness in the future, which could intensify the related risks that it currently faces. Although agreements governing the Company’s indebtedness restrict the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial.

Moreover, the Company may need to seek additional financing for general corporate purposes. For example, it may need funds to make acquisitions or for capital expenditures needed to remain competitive in its market sector. The

Company may be unable to obtain any desired additional financing on terms that are favorable or acceptable, including as a result of its debt levels or if there is a decline in the demand for its services or in the solvency of its clients, vendors or suppliers or other significantly unfavorable changes in economic conditions occur. Depending on market conditions, adequate funds may not be available to the Company on acceptable terms or at all, and it may be unable to fund expansion, successfully develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on the Company’s competitive position, business, financial condition, results of operations and cash flows.

Risks Resulting from the Restructuring

BPA recently emerged from bankruptcy, which may adversely affect the Company’s business and relationships.

BPA emerged from bankruptcy on July 29, 2025. It is possible that BPA’s bankruptcy filing, and its subsequent emergence from bankruptcy, may adversely affect the Company’s business and relationships with clients, vendors, contractors or employees. Due to uncertainties, many risks exist, including the following:

●	key vendors or other contract counterparties may terminate their relationships with the Company or require additional financial assurances or enhanced performance;
●	the Company’s ability to renew existing contracts and compete for new business may be adversely affected;
●	the Company’s ability to attract, motivate and/or retain key executives and employees may be adversely affected; and
●	competitors may take business away from the Company, and its ability to attract and retain clients may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on the Company’s reputation, results of operations and financial condition.

The Company’s historical financial statements are not comparable to the information contained in the Company’s financial statements after the application of fresh-start accounting following the Restructuring.

Following the Restructuring, the Predecessor (as defined below) met the criteria and was required to adopt fresh start accounting in accordance with ASC 852, Reorganizations, which on the Emergence Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. Financial information prior to the Emergence Date is referred to as “Predecessor” company information, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The financial information beginning August 1, 2025 is referred to as “Successor” company information and reflects the consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA.

Fresh start accounting requires that new fair values be established for BPA’s assets, liabilities and equity as of the Convenience Date (July 31, 2025), and therefore certain values and operational results of the consolidated financial statements subsequent to July 31, 2025 are not comparable to those in the Company’s consolidated financial statements prior to and including July 31, 2025. The Convenience Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor. As a result, it may be difficult for stockholders to assess the Company’s performance in relation to prior periods.

The allocation of fair value is dependent upon a number of estimates and assumptions. Whether actual future results and developments will be consistent with the Company’s estimates and assumptions depends on a number of factors, including but not limited to: (i) prices received for its services; (ii) its ability to maintain customers’ confidence in its viability as a continuing entity and to attract and retain sufficient business from them; and (iii) the overall strength and stability of general economic conditions of its industry. To the extent that the Company’s estimates, assumptions, valuations, appraisals and the financial projections used to develop the allocation of fair value are not realized, it has recorded, and in the future may be required to record, impairment charges.

During the period August 1, 2025 to September 30, 2025, the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. Management concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350. In connection with the completion of the interim impairment test, the Company recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment and Technology segment, respectively, during the period August 1, 2025 to September 30, 2025. Additionally, later during the fourth quarter of 2025, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on changes in the Company’s long-term projections, concluding that a triggering event for an impairment analysis had occurred for certain reporting units reported under the Applied Workflow Automation segment. Revised long-term projections resulted in lower than previously projected long-term future cash flows for certain reporting units which reduced the estimated fair values to below their carrying values. Accordingly, the Company performed quantitative impairment test as of December 31, 2025, resulting in an impairment charge of $24.5 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment. Therefore, as a result of these two interim impairment assessments performed on September 30, 2025 and December 31, 2025, impairment charges totaling $320.3 million, were recorded to goodwill for the period August 1, 2025 to December 31, 2025.

It is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements, or charges could be material to the Company’s results of operations and financial condition in any given period.

Uncertainty regarding the tax treatment of the Business Combination and Restructuring could have a material adverse effect on the Company.

The tax treatment of the Business Combination and related Restructuring is complex and involves uncertainty under applicable U.S. federal, state and international tax laws. While steps have been taken in an effort to mitigate these risks in accordance with applicable laws, there can be no assurance that taxing authorities in any relevant jurisdiction will agree with the intended treatment. Any adverse determination could negatively impact the Company’s financial condition, results of operations or cash flows. In addition, although certain tax indemnity arrangements have been established with ETI in connection with the Business Combination, there is no guarantee that they will fully protect the Company from adverse tax exposures. This risk is heightened if ETI, as the indemnifying party, experiences financial or liquidity constraints that impair its ability to satisfy its obligations.

Risks Related to Our Common Stock

The Company has a limited public float, which adversely affects trading volume and liquidity, and may adversely affect the price of the Common Stock and access to additional capital.

As of December 31, 2025, ETI, Gates Capital Management and Avenue Capital held approximately 25.7%, 24.4% and 9.3% of the Company’s outstanding shares of Common Stock, respectively, in each case assuming the exercise of all warrants held by the Consenting ETI Parties. Due to the limited public float, the trading price of our Common Stock may fluctuate widely due to various factors, including the volume of purchases or sales of Common Stock relative to the public float. The limited public float could adversely affect the Company’s business and financing opportunities and negatively impact the price of our Common Stock.

The Company is a “smaller reporting company,” and its reliance on associated disclosure exemptions could make its securities less attractive to investors.

The Company is a “smaller reporting company” within the meaning of the Securities Act, and intends to elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, holders of our securities and potential investors may not have access to certain information they may deem important. There can be no assurances whether investors will find the Company’s securities less attractive because of such exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of the Company’s securities may be lower than they otherwise would be, there may be a less active trading market for the Company’s securities and the trading prices of the securities may be more volatile.

Substantial future sales of shares of Common Stock could cause the market price of the Company’s Common Stock to decline.

As of December 31, 2025, ETI, Gates Capital Management and Avenue Capital held approximately 25.7%, 24.4% and 9.3% of the outstanding shares of Common Stock, respectively, in each case assuming the exercise of all warrants held by the Consenting ETI Parties. ETI, Gates Capital Management and Avenue Capital are each permitted to resell all of their shares pursuant to resale registration statements previously filed with the SEC. In addition, our board of directors could designate and sell a class of preferred stock with preferential rights over the Common Stock with respect to dividends or other distributions. We also filed a universal shelf registration statement on Form S-3 with the SEC that registers the sale of up to $250.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. The sale or resale of a substantial number of shares of Common Stock in the public market (or the market perception that such sales or resales could occur) could adversely affect the market price for shares of Common Stock. Furthermore, the selling security holders under the resale registration statements may continue to offer the securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering may continue for an extended period of time.

The Company has entered into a Shareholder Rights Agreement that may delay, defer or prevent a tender offer or takeover attempt that public stockholders might consider in their best interest.

On July 29, 2025, the Company entered into a Shareholder Rights Agreement (the “Shareholder Rights Agreement”), which provides for the issuance of one right per share of Common Stock, exercisable if any person or entity acquires 30% or more of the Common Stock (subject to certain exceptions). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock. The Shareholder Rights Agreement is intended to protect against unsolicited takeovers and expires on January 29, 2027, unless redeemed or exchanged earlier.

The provision of the Company’s Charter that authorizes the Board to issue preferred stock from time to time based on terms approved by the Board, such as pursuant to the Shareholder Rights Agreement, may delay, defer or prevent a tender offer or takeover attempt. Authorized but unissued preferred stock may enable the Board to render it more difficult or to discourage an attempt to obtain control of the Company and thereby protect continuity of or entrench its management, which may negatively impact the market price of the Common Stock. If, in the due exercise of its fiduciary obligations, for example, the Board was to determine that a takeover proposal was not in the best interests of the Company, such preferred stock could be issued by the Board without stockholder approval in one or more private placements or other transactions that might prevent or render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or an insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

The Company’s Charter contains forum limitations for certain disputes between the Company and its stockholders that could limit the ability of stockholders to bring claims against the Company or its directors, officers and employees in jurisdictions preferred by stockholders.

The Company’s Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on the Company’s behalf, (ii) any lawsuit against the Company’s current or former directors, officers or employees or asserting a breach of a fiduciary duty owed by any such person to the Company or its stockholders, (iii) any lawsuit asserting a claim arising under any provision of the Delaware General Corporation Law, the Company’s Charter or Bylaws (each, as in effect from time to time) or (iv) any lawsuit governed by the internal affairs doctrine of the State of Delaware. The foregoing forum provisions do not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. The Company’s Charter also provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act and the rules and regulations thereunder. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with the Company or its directors, officers, employees or stockholders, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder.

There is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims.

In addition, notwithstanding the inclusion of the foregoing forum provisions in the Company’s Charter, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, the Company may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm the Company’s business, results of operations and financial condition.

The Company’s Common Stock may be delisted from the Nasdaq Capital Market if it is unable to maintain compliance with Nasdaq's continued listing standards.

As previously disclosed, on September 16, 2025, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq’s minimum bid price requirements. On December 12, 2025, the Company effected a 1-for-10 reverse stock split of the Company’s Common Stock. On December 31, 2025, Nasdaq indicated that the Company had regained compliance with Nasdaq’s minimum bid price requirements. However, there can be no assurance that the Company will be able to maintain compliance with Nasdaq’s continued listing standards. If the Company does not maintain compliance with these standards, its Common Stock may be delisted from Nasdaq. Any delisting of the Company’s Common Stock would have significant adverse effects, including but not limited to a substantial reduction in the liquidity and market price of its Common Stock and impairment of its ability to raise additional capital on acceptable terms, or at all.

If the Company’s Common Stock is delisted, there can be no assurance that it will be listed or quoted on another national securities exchange or quotation service. Consequently, it may be more difficult for investors to buy or sell the Company’s Common Stock and warrants, at prices equal to or greater than the price paid or at all.

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

To validate the effectiveness of our security posture, we engage third-party security experts to conduct annual deep-dive penetration tests. We maintain transparency regarding our security posture by making attestations and compliance summaries available to relevant stakeholders. Furthermore, our infrastructure is subject to regular external audits against rigorous industry standards, including SOC 2, PCI, and HITRUST. These audits validate that our internal controls are designed appropriately and are functioning effectively in practice.

Our cybersecurity program includes an incident response plan, which establishes (1) a framework for classifying security incidents according to their severity level, considering the nature and scope of the incident; and (2) protocols for the escalation of incidents.

To support this, the Company operates a 24 x 7 security operations center (“SOC”) which monitors our global cybersecurity solutions and production environments to detect and respond to potential anomalies. The SOC serves as a central location for the reporting of cybersecurity matters. The roles and responsibilities of the SOC and our cybersecurity team in the incident response context are established by the incident response plan, as well as in associated playbooks and other procedural documentation. Beyond annual testing, we utilize automated scanning and continuous internal assessments designed to identify and remediate vulnerabilities in our applications, software, and networks to mitigate risks proactively.

We partner with third parties to support and evaluate our cybersecurity program. The services provided by third parties span areas including cybersecurity maturity assessments, incident response, penetration testing, and consulting on best practices.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our data or our systems. Third-party risks are included within our risk assessment of vendors, as well as our cybersecurity-specific risk identification program. Cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties—particularly those that have access to our systems, data, or facilities that house such systems or data—and continually monitor cybersecurity threat risks identified through such diligence.

We view security as a shared responsibility across the organization. We maintain a cybersecurity awareness program designed to foster a vigilant security culture, covering topics such as phishing, social networking safety, password security, and mobile device usage. This includes regular phishing simulations to test and reinforce employee awareness. We communicate these and other pertinent security issues or compliance changes through our regular internal communications cadence. Additionally, the Company has mandatory security awareness training addressing cybersecurity, privacy, and confidential information.

In 2024 and 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management and compliance programs.

Our cybersecurity program is led by our Chief Technology Officer (“CTO”), who has two decades of experience in various cybersecurity, software development, product management, and other technology-related roles. Our CTO oversees teams across the company supporting our security functions to “identify, prevent, detect, respond, and recover”. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions.

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

ITEM 2.  PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in California, Connecticut, Illinois, Iowa, Michigan, Texas, and Washington in the United States and in Canada, France, Germany, India, and the Philippines. The size of our active property portfolio as of December 31, 2025 was approximately 1.8 million square feet comprised of 83 leased properties and 5 owned properties including offices, sales offices, service locations, and production facilities.

Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) two operations facilities in India with a combined building area of approximately 78,000 sq. ft., (ii) an operations facility in Troy, Michigan that serves as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (iii) an operations facility in Egham, England with an approximate building area of 11,000 sq. ft. and (iv) an operations facility in Dublin, Ireland with an approximate building area of 25,000 sq. ft. We also maintain an operating presence at more than 200 client sites.

Our properties are suitable to deliver services to our clients for each of our business segments. Our management believes that all of our properties and facilities are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

Business Interruption Insurance Claim

During the second half of 2022, certain subsidiaries of the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of such subsidiaries operational and information technology systems. As a result of the 2022 Network Outage, such subsidiaries of the Company experienced lost revenue and incurred certain incremental costs. The Company had reduced its revenue for 2022 by the estimated settlement amount of the incident-related customer claims and recorded an accrued liability for the claims payable to customers. A total of $0 and $1.9 million that may be payable to customers to settle customer claims are recorded as customer payables in accrued liabilities on its combined and consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.

On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. On April 17, 2024, the Company commenced an action (the “Insurance Lawsuit”) against two excess-layer insurers (collectively, the “Second Excess Insurers”) seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million, and on October 15, 2024, the Company settled its claim against the other Second Excess Insurers for $3.6 million (less amounts already paid). On October 8, 2024, the Company moved to amend the complaint (the “Amended Complaint”) to add two additional excess-layer insurers to the Insurance Lawsuit. The Amended Complaint was filed on October 24, 2024. On December 2, 2025, the Company settled its claim against the two remaining excess-layer insurers for $5.3 million thereby concluding all insurance-related claims brought by the Company arising from the 2022 Network Outage. The Company does not believe that any additional losses related to the 2022 Network Outage are probable, nor does the Company expect further material costs, customer claims, or insurance recoveries.

Company Subsidiary Litigation

In June 2022, a group of 71 former employees filed claims in the French Labor Court against a subsidiary of the Company arising from their dismissal following the closure of two production sites in France in 2020. Certain claims were resolved prior to litigation, and in March 2023 a French labor court granted summary judgment in favor of 67 claimants, resulting in payments of $1.1 million. During 2024 and 2025, the subsidiary entered into settlement agreements with the remaining claimants, and on November 7, 2025, final settlement agreements were executed, fully resolving the matter. All settlement amounts under these settlement agreements have been paid as of December 31, 2025.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “XBP”. Our Public Warrants are listed on the Nasdaq Capital Market under the symbol “XBPEW”.

Stockholders

As of March 30, 2026 there were approximately 252 registered holders of record of our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of Securities to		Number of Securities
	be Issued Upon		Remaining Available
	Exercise of Outstanding	Weighted Average	for Future Issuance
	Options and	Exercise Price of	Under Equity
Plan Category	Restricted Stock Units	Outstanding Options	Compensation Plans(1)
Equity compensation plans approved by stockholders	278,212	$—	1,027,619
Equity compensation plans not approved by stockholders	—	—	—
Total	278,212	$—	1,027,619

(1)

The Company currently maintains the 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”), which was adopted and approved by stockholders on June 13, 2024. The XBP 2024 Equity Plan was subsequently amended following stockholder approval on July 25, 2025, to authorize additional shares, and continues to be effective after the Business Combination. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, the Company was authorized to issue up to 1,727,187 shares of common stock, to be granted to eligible participants in furtherance of the Company’s broader compensation strategy and philosophy, of which 1,305,831 shares remained available for issuance (including 278,212 shares subject to outstanding awards), as of December 31, 2025.

Issuer Purchases of Equity Securities During the Year Ended December 31, 2025

None.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2025 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward Looking-Statements.”

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “XBP Global”, “the Company” and similar terms are to BPA before the Business Combination, and to XBP Global Holdings, Inc. following the Business Combination. Amounts disclosed are in thousands of United States dollars unless otherwise noted.

Overview

XBP Global is a multinational technology and services company powering intelligent workflows for organizations worldwide. Our proprietary platforms and agentic AI-driven automationenable our clients to entrust us with their most impactful digital transformations and mission-critical operations. Our operational foundation is further defined by deep domain expertise across industries and the public and private sectors, including decades of experience helping clients navigate shifting global regulatory frameworks and supporting compliance with the rigorous standards required by government entities and highly scrutinized industries, including banking, healthcare and insurance. We pair this expertise with platform-agnostic, end-to-end structured workflows that combine AI-driven automation with dedicated human-in-the-loop exception handling and orchestration software, enabling our clients to transition from labor-intensive, reactive operations to digitally orchestrated, exception-driven workflows. From enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications, our solutions address the full life cycle of transaction processing and enterprise information management. Our Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. Our Technology segment primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services. As of December 31, 2025, we had 10,600 employees in 20 countries operating either remotely from our business facilities or co-located at our clients’ facilities.

History

XBP Global Holdings, Inc. was originally incorporated as CF Acquisition Corp. VIII, a blank check company formed under the laws of the State of Delaware on July 8, 2020. On March 16, 2021, the Company consummated its initial public offering. The Company’s initial purpose was to effect a business combination with one or more businesses. On October 9, 2022, CF Acquisition Corp. VIII entered into a merger agreement with XBP Europe, Inc., at the time a subsidiary of ETI. The business combination was completed on November 30, 2023, at which time the Company was renamed XBP Europe Holdings, Inc., reflecting the purchase of ETI’s historical European operations, and the Company’s shares and public warrants started trading on The Nasdaq Stock Market LLC under the ticker symbols “XBP” and “XBPEW,” respectively.

On July 29, 2025, XBP Europe Holdings, Inc. finalized its acquisition of BPA, ETI’s historical operations in the Americas and Asia, as part of the Business Combination pursuant to the MIPA. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA which at the time of entry into the MIPA was involved in the Chapter 11 Cases. The Business Combination was subject to certain conditions subsequent including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. Prior to the Business Combination, the Company and BPA had both been indirect subsidiaries of ETI. ETI remains a stockholder of the Company and a related party; see Note 20, Related-Party Transactions. In connection with the Business Combination, the Company changed its name from “XBP Europe Holdings, Inc.” to “XBP Global Holdings, Inc.”

Together with the European operations acquired in 2023, the Company’s current global platform is built upon a portfolio of acquired and predecessor entities with more than 50 years of commercial and operational history.

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

BPA Chapter 11 Reorganization

On March 3, 2025, BPA commenced the Chapter 11 Cases. On July 29, 2025 (the “Emergence Date”), BPA consummated the Restructuring and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan. In accordance with ASC 852, Reorganizations (“ASC 852”), BPA was required to apply fresh-start accounting upon its emergence from bankruptcy. The Company evaluated transaction activity of BPA between July 31, 2025 and the Emergence Date and concluded that the Convenience Date was appropriate for the adoption of fresh-start accounting which resulted in BPA becoming a new entity for financial reporting purposes as of the Convenience Date.

On the Emergence Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective, increasing authorized shares to 400,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 8,179,982 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 11,751,597 shares of Common Stock issued and outstanding, and new warrants to purchase 663,242 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI). The issuances reflected a Plan Equity Value based on a valuation of BPA equity at $407.0 million and an overall implied equity valuation of the combined company of $585.7 million and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms and are exercisable immediately at Plan Equity Value.
●	The Company entered into the Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to an initial funding obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized BPA Debtors entered into certain exit financing arrangements (refer to the description of “Indebtedness” below), including:
o	An Indenture reflecting the issuance of $183.0 million of the July 2030 Notes as defined and described further in the description of “Indebtedness” below, in a cashless rollover of a comparable amount of debtor-in-possession obligations from the Chapter 11 Cases, plus $18.0 million in the XBP Funding, with the remaining $10.0 million of debtor-in-possession obligations from the Chapter 11 Cases being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan as defined and described further in the description of “Indebtedness” below.

o	The Super Senior Term Loan consisting of $40.0 million of new loans used to refinance the BPA Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6.0 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated February 27, 2023, as defined and described further in the description of “Indebtedness” below, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.
o	The ABL Facility, as defined and described further in the description of “Indebtedness” below, with MidCap Financial Trust as Agent and Lender, providing a $150 million revolving credit facility, secured by ABL Priority Collateral (as defined therein), with terms including interest at SOFR plus Applicable Margin (3.75%-4.25% based on EBITDA), maturity 36 months from closing, financial covenants (e.g., Fixed Charge Coverage Ratio), and other customary provisions.

In addition, on the Emergence Date, the 2026 Indentures were terminated, and all obligations thereunder were cancelled and discharged, with holders of claims thereunder receiving distributions of Common Stock as described above. The ABL Facility also replaced BPA’s then existing securitization arrangements with PNC Bank.

As a result of the Restructuring and the Business Combination, the Company was no longer considered a “controlled company” under the rules of The Nasdaq Stock Market. Prior to the Restructuring and the Business Combination, BTC, an indirect subsidiary of ETI, owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, BTC’s shares were distributed to holders of Allowed Notes Claims (including ETI). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with no beneficial holder owning more than 50% of the voting securities of the Company. As of December 31, 2025 ETI held approximately 25.7%, Gates Capital Management approximately 24.4%, and Avenue Capital approximately 9.3%, in each case, assuming the exercise of all warrants held by the Consenting ETI Parties. The Restructuring and the Business Combination represent a dissipation of control, not a “change of control” in the traditional sense, because no new third party acquired control of XBP Europe Holdings, Inc. as a result of the Restructuring of the BPA Debtors and the subsequent Business Combination. As of the date of this report, there are no known arrangements that may result in a further change in control.

Predecessor and Successor

The “Predecessor” company information refers to the financial information prior to the Emergence Date, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The “Successor” company information refers to the financial information beginning August 1, 2025 and reflects the consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination and fresh start accounting of BPA. The Predecessor period includes a $1.56 billion net reorganization gain from debt discharge and fresh-start adjustments, which is non-recurring and significantly affects comparability with the Successor period. See Note 4, Fresh Start Accounting and Note 2, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Reverse Stock Split

On December 12, 2025, we effected the Reverse Stock Split of our issued and outstanding shares of our Common Stock. At the effective time of the Reverse Stock Split, every ten (10) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Our Common Stock began trading on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on December 15, 2025. There was no change in our ticker symbol as a result of the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Our Segments

Our two reportable segments are Applied Workflow Automation and Technology. These segments are comprised of significant strategic business units that align our products and services with how we manage our business, approach our key markets, and interact with our clients based on their respective industries.

Applied Workflow Automation: the Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional and local government entities.

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

Revenues

The Company’s revenues are primarily generated from a transaction based pricing model for the various types of volumes processed and a mix of fixed management fee and transactional revenue for document logistics and location services. Our healthcare services business generates revenues primarily from a transaction based pricing model for the various types of volumes processed for healthcare payers and providers. Our support services in connection with various legal matters generate revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis. In addition, the Company also sells recurring and perpetual software licenses, as well as maintenance and other professional services. Licensing options are flexible, and clients can purchase a license covering a maximum number of transactions, as well as multi-year term licenses with flexible renewal options.

People

We draw on the business and technical expertise of our talented and diverse global workforce to provide our clients with high-quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

As of December 31, 2025, we had approximately 10,600 employees globally, with 5,400 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $162.9 million, $186.8 million and $367.7 million for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor), respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, for example many countries in Europe, there is a statutory payment requirement for any people made redundant due to automation or relocation of delivery locations.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in California, Connecticut, Illinois, Iowa, Michigan, Texas, Washington, Canada, France, Germany, India, and the Philippines. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2025 was approximately 1.8 million square feet. As of December 31, 2025, our active property portfolio comprised of 83 leased properties and 5 owned properties. We believe that our current facilities are suitable and adequate for our current business. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

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

Non-GAAP Financial Measures

To supplement its financial data presented on a basis consistent with GAAP, this report contains certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA. The Company has included these non-GAAP financial measures because they are financial measures used by management to evaluate the Company’s core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments. We believe these measures also provide useful information to investors by allowing consistent period-to-period comparisons of our operating results after removing the effects of our capital structure, asset base, and certain non-recurring items. These measures exclude certain expenses that are required under GAAP. The Company excludes these items because they are non-recurring or non-cash expenses that are determined based in part on the Company’s underlying performance.

EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1, 2025 through December 31,	Period from January 1, 2025, through July 31,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024	Change	% Change
Revenue (including related party revenue):
Applied Workflow Automation	$321,618	$401,593	$723,211	$816,447	$(93,236)	(11.4)%
Technology	37,763	30,068	67,831	56,243	11,588	20.6%
Total revenue	359,381	431,661	791,042	872,690	(81,648)	(9.4)%
Cost of revenue (exclusive of depreciation and amortization):
Applied Workflow Automation	264,474	329,433	593,907	665,401	(71,494)	(10.7)%
Technology	14,917	10,548	25,465	18,523	6,942	37.5%
Total cost of revenues (exclusive of depreciation and amortization)	279,391	339,981	619,372	683,924	(64,552)	(9.4)%
Selling, general and administrative expenses	49,669	53,946	103,615	124,440	(20,825)	(16.7)%
Depreciation and amortization	26,225	22,313	48,538	50,307	(1,769)	(3.5)%
Impairment of goodwill	320,292	—	320,292	108,489	211,803	195.2%
Related party expense	5,386	5,750	11,136	10,971	165	1.5%
Operating profit (loss)	(321,582)	9,671	(311,911)	(105,441)	(206,470)	195.8%
Interest expense, net	24,237	75,226	99,463	101,939	(2,476)	(2.4)%
Debt modification and extinguishment costs (gain), net	—	121	121	363	(242)	(66.7)%
Sundry expense (income), net	274	1,644	1,918	(2,087)	4,005	(191.9)%
Other income, net	(1,596)	(28)	(1,624)	(515)	(1,109)	215.3%
Loss before reorganization items and income taxes	(344,497)	(67,292)	(411,789)	(205,141)	(206,648)	100.7%
Reorganization items	1,615	(1,557,825)	(1,556,210)	—	(1,556,210)	100.0%
Net profit (loss) before income taxes	(346,112)	1,490,533	1,144,421	(205,141)	1,349,562	(657.9)%
Income tax expense	5,011	35,875	40,886	10,009	30,877	308.5%
Net profit (loss)	$(351,123)	$1,454,658	$1,103,535	$(215,150)	$1,318,685	(612.9)%

Revenue

For the year ended December 31, 2025, our net revenue on a consolidated basis decreased by $81.6 million, or 9.4%, to $791.0 million (including related party revenue of $3.0 million) from $872.7 million (including related party revenue of $5.6 million) for the year ended December 31, 2024.

Applied Workflow Automation and Technology segments constituted 91.4%, and 8.6%, respectively, of our total net revenue for the year ended December 31, 2025, compared to 93.6%, and 6.4%, respectively, for the year ended December 31, 2024. The revenue changes by reporting segment were as follows:

Applied Workflow Automation — Net revenue attributable to Applied Workflow Automation segment was $723.2 million for the year ended December 31, 2025, compared to $816.4 million for the year ended December 31, 2024. The revenue decline of $93.2 million, or 11.4%, is primarily attributable to lower postage revenue, lower one-time projects and client contract ends, offset by the inclusion of a newly acquired entity in the successor period and revenue from newly won business.

Technology — For the year ended December 31, 2025, net revenue attributable to the Technology segment increased by $11.6 million, or 20.6%, to $67.8 million from $56.2 million for the year ended December 31, 2024. The revenue increase in the Technology segment was largely due to inclusion of newly acquired entity in the successor period.

Cost of revenue

For the year ended December 31, 2025, the cost of revenue decreased by $64.5 million, or 9.4%, compared to the year ended December 31, 2024.

In the Applied Workflow Automation segment, the decrease was primarily attributable to reduced cost resulting from completed projects and optimization efforts. Cost of revenue to the Applied Workflow Automation segment decreased by $71.5 million, or 10.7%.

The cost of revenue in the Technology segment increased by $6.9 million, or 37.5%, primarily due to the inclusion of the newly acquired entity in the successor period within the Technology segment.

Cost of revenue for the year ended December 31, 2025, was 78.3% of revenue compared to 78.4% of revenue for the year ended December 31, 2024. The marginal decrease in cost of revenues as a percentage of revenue on a consolidated basis was primarily due to changes in revenue mix during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased $20.8 million, or 16.7%, to $103.6 million for the year ended December 31, 2025, compared to $124.4 million for the year ended December 31, 2024. The decrease was primarily attributable to a lower provision for bad debts, decrease in legal and professional fees, and a one-time benefit from the write-off of certain aged liabilities, these favorable impacts were partially offset by an increase in government penalties, higher severance payouts associated with restructuring initiatives, receipt of insurance claim payment in 2024 and the inclusion of incremental SG&A expenses from the newly acquired entity. SG&A expenses decreased as a percentage of revenue to 13.1% for the year ended December 31, 2025, as compared to 14.3% for the year ended December 31, 2024.

Depreciation and amortization

Total depreciation and amortization expenses were $48.5 million for the year ended December 31, 2025, compared to $50.3 million for the year ended December 31, 2024.

Impairment of goodwill

Impairment of goodwill for the year ended December 31, 2025 was $320.3 million. During the period August 1, 2025 to September 30, 2025, the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. Management concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350. In connection with the completion of the interim impairment test, the Company recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment and Technology segment, respectively, during the period August 1, 2025 to September 30, 2025. Additionally, later during the fourth quarter of 2025 (Successor), the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on changes in the Company’s long-term projections, concluding that a triggering event for an impairment analysis had occurred for certain reporting units reported under the Applied Workflow Automation segment. Revised long-term projections resulted in lower than previously projected long-term future cash flows for certain reporting units which reduced the estimated fair values to below their carrying values. Accordingly, the Company performed quantitative impairment test as of December 31, 2025 (Successor), resulting in an impairment charge of $24.5 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment. Therefore, as a result of these two interim impairment assessments performed on September 30, 2025 (Successor) and December 31, 2025 (Successor), impairment charges totalling $320.3 million, were recorded to goodwill for the period August 1, 2025 to December 31, 2025 (Successor).

Impairment of goodwill for the year ended December 31, 2024 (Predecessor) was $108.5 million.

Related party expenses

Related party expense was $11.1 million for the year ended December 31, 2025, compared to $11.0 million for the year ended December 31, 2024. Refer to Note 20, Related Party Transactions to our audited consolidated and combined financial statements as of and for the years ended December 31, 2025 and 2024 contained elsewhere in this Annual Report for additional information regarding the Company’s related party transactions.

Interest expense, net

Interest expense, net was $99.5 million for the year ended December 31, 2025, compared to $101.9 million for the year ended December 31, 2024.

Debt modification and extinguishment costs (gain), net

There was $0.1 million of debt modification and extinguishment cost for the year ended December 31, 2025, while there was $0.4 million debt modification and extinguishment cost for the year ended December 31, 2024.

Sundry expense (income), net

The increase in sundry expense, net of $4.0 million over the prior year period, was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other expense (income), net

Other income, net was a gain of $1.6 million for the year ended December 31, 2025, compared to a gain of $0.5 million for the year ended December 31, 2024.

Reorganization items

Reorganization items for the year ended December 31, 2025, includes a material net reorganization gain of $1.56 billion. This gain was predominantly non-cash, stemming from two principal accounting mandates: the gain realized from the settlement of pre-petition liabilities subject to compromise, the gain recognized under Fresh Start Accounting, further augmented by a non-cash gain resulting from the mandatory derecognition of unamortized debt discount, premium and issuance costs associated with the extinguishment of the prior capital structure, reflecting the mandated revaluation of the balance sheet to fair value upon emergence. These substantial, positive adjustments were partially offset by the operational costs required to execute the plan, including essential legal and professional fees.

Income Tax Expense

We recorded an income tax expense of $40.9 million for the year ended December 31, 2025, and an income tax expense of $10.0 million for the year ended December 31, 2024. The tax expense for the year ended December 31, 2025 is higher than the year ended December 31, 2024, due to permanent adjustments relating to goodwill impairment and reorganization items as well as an increase in deferred tax expense relating to establishment of deferred tax liabilities on Fresh Start adjustments.

The Company’s effective tax rate for the period from August 1, 2025 through December 31, 2025 (Successor) is (1.4)%. The effective tax rate for the Successor period was primarily impacted by the goodwill impairment, increase of valuation allowance on the current period disallowed interest deduction as well as increase in uncertain tax positions recorded in the period from August 1, 2025 through December 31, 2025 (Successor). The Company’s effective tax rate for the period from January 1, 2025 through July 31, 2025 (Predecessor) is 2.4%. The effective tax rate for the period was primarily impacted by fresh start accounting adjustments recorded in connection with the Company's emergence from bankruptcy. The Company recorded income tax expense related to the recognition of deferred tax liabilities arising from fresh start accounting adjustment, including the remeasurement of assets and liabilities. In addition, the company recognized tax expense associated with the reduction of deferred tax assets related to debt instruments. These amounts were partially offset by tax benefits associated with the reversal of book restructuring gain and changes in the valuation allowance on deferred tax assets. The Company’s effective tax rate for the year ended December 31, 2024 (Predecessor) was (4.9)%. The effective tax rate for 2024 was primarily impacted by goodwill impairment and increase in valuation allowance recorded against current year deferred tax assets. In addition, the effective tax rate was impacted by changes in uncertain tax positions recognized during the period.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA as important indicators of performance. We define EBITDA as net (loss) income, plus income tax expenses, interest expense, net and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus non-recurring transaction costs, non-cash equity compensation, restructuring and related expenses, loss/(gain) on sale of assets, impairment of goodwill and other non-recurring items such as reorganization items. We define Pro forma Adjusted EBITDA as Adjusted EBITDA plus management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of the earliest period presented.

We present EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net income/loss is the GAAP measure most directly comparable to EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non-GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to our net profit (loss), the most directly comparable GAAP measure, for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor).

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024
Net profit (loss)	$(351,123)	$1,454,658	$1,103,535	$(215,150)
Income tax expense	5,011	35,875	40,886	10,009
Interest expense, net	24,237	75,226	99,463	101,939
Depreciation and amortization	26,225	22,313	48,538	50,307
EBITDA	(295,650)	1,588,072	1,292,422	(52,895)
Transactions costs (1)	5,426	—	5,426	608
Non-cash equity compensation (2)	886	204	1,090	1,598
Restructuring and related expenses (3)	3,713	—	3,713	—
Loss/(gain) on sale of assets (4)	2,395	1,967	4,362	(96)
Debt modification and extinguishment costs (gain), net	—	121	121	363
Network outage event related insurance recoveries, net of settlement costs	(4,733)	—	(4,733)	(7,085)
Reorganization items	1,615	(1,557,825)	(1,556,210)	—
Impairment of goodwill	320,292	—	320,292	108,489
Adjusted EBITDA	33,944	32,539	66,483	50,982
Impact of acquisition and reorganization (5)			2,937	3,021
Pro forma Adjusted EBITDA			$69,420	$54,003

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to stock-based compensation.
(3)	Represents one-time costs associated with restructuring, including employee severance, legal, and lease termination costs.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of fiscal 2024.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is principally cash generated from operating activities supplemented as necessary on a short‑term basis by borrowings. As of December 31, 2025, we had total indebtedness of $387.6 million following the Business Combination and emergence from Chapter 11, and we incurred interest expense of approximately $24.2 million and $75.2 million during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business for at least the next twelve months. However, compliance with the Company’s restrictive financial covenants in the Company’s financing agreements is tested as of specified measurement dates and may, from time to time, depend on the Company’s operating performance and the successful execution of planned transactions, including asset dispositions or other balance sheet actions. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants. There can be no assurance that any planned transactions will be completed on a timely basis, on acceptable terms, or at all. Even if the Company is in compliance with its debt covenants as of the date of filing of this Annual Report, subsequent developments or our inability to successfully execute planned transactions, could result in non-compliance in future periods.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At December 31, 2025 (Successor) and December 31, 2024 (Predecessor) cash, restricted cash, and cash equivalents totalled $68.7 million and $64.1 million, respectively, including restricted cash of $31.6 million and $52.4 million, respectively.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. The current maturities under the Second Lien Note, the secured borrowings under the BR Exar AR Facility, the 2028 Term Loan Facilities (each as defined and further described in “Indebtedness” below) and the other debts are $15.8 million, $1.4 million, $3.3 million and $14.8 million, respectively. We were in compliance with all financial covenants as of December 31, 2025. See Note 13, Long-Term Debt and Credit Facilities, Note 15, Employee Benefit Plans, and Note 16, Commitments and Contingencies, to our consolidated and combined financial statements herein for further information on material cash requirements from known contractual and other obligations.

The Predecessor recently emerged from the Chapter 11 Cases. As a result, near-term liquidity is expected to be negatively impacted due to the requirement to satisfy certain pre-petition liabilities pursuant to the Plan. This constrained liquidity is expected to continue until such time as these liabilities are fully settled. In addition, our indebtedness that we incurred in connection with or that otherwise survived the Restructuring limits our financial flexibility and requires substantial ongoing cash flows for debt service.

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

The Company believes the current cash, cash equivalents and cash flows from operating and financing activities are sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, the Company may need to raise additional capital. The Company may require funding for a variety of reasons, including, but not limited to, cost overruns for reasons outside of its control, lower-than-expected sales or compliance with restrictive financial covenants in the Company’s financing agreements. If the Company’s current cash on hand is not sufficient to meet its financing requirements for the next twelve months, it may have to raise funds to allow it to continue to operate its business and execute on its business plan. The Company cannot be certain that funding will be available on acceptable terms or at all, particularly given the amount of Company securities being offered, the terms of such securities and the potential duration of any offering. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact the Company’s ability to conduct business or return capital to investors. If the Company is unable to raise additional capital on acceptable terms, it may have to significantly scale back, delay or discontinue certain businesses, restrict its operations or obtain funds by entering into agreements on unattractive terms. Further, any failure to comply with the restrictive covenants in the Company’s financing agreements could result in an event of default. In such circumstances, the Company may be required to seek waivers or amendments from its lenders, which may not be granted and, if granted, could impose additional costs, more restrictive terms or other adverse conditions. The need to obtain waivers or amendments, or the occurrence of a default, may also require public disclosure and could adversely affect the Company’s liquidity, access to capital, reputation and business prospects. An event of default could permit lenders to accelerate the Company’s indebtedness and exercise remedies against collateral securing such indebtedness. A significant portion of our indebtedness could become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. If the Company is unable to repay amounts outstanding under its financing agreements when due, the lenders thereunder could, subject to the terms of the financing agreements, seek to foreclose on the collateral that is pledged to secure the indebtedness outstanding under such facility.

Known Trends and Uncertainties

The workflow automation industry continues to face pricing pressure from competitive bidding, technological disruption from AI and automation, and client demand for lower-cost offshore solutions. We are exposed to these trends through our reliance on long-term contracts that may be renewed at lower rates or terminated early.

Pricing pressure in the workflow automation industry, potential loss of key client contracts (no single client exceeds 10% of revenue, but concentration exists in financial services and government sectors), and transitional challenges from the July 2025 restructuring (including client and vendor uncertainty and integration costs) are reasonably likely to affect future results of operations and liquidity. Management is addressing these through continued cost optimization, targeted client retention initiatives, and integration of the acquired operations to stabilize relationships.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Period from August 1 through December 31,	Period from January 1 2025 through July 31,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024	Change
Net cash provided by (used in) operating activities	$18,232	$(159,942)	$(141,710)	$23,267	$(164,977)
Net cash used in investing activities	(6,336)	(2,690)	(9,026)	(6,488)	(2,538)
Net cash provided by (used in) financing activities	13,109	145,264	158,373	(2,756)	161,129
Subtotal	$25,005	$(17,368)	$7,637	14,023	$(6,386)
Effect of exchange rates on cash, restricted cash and cash equivalents	(234)	(2,804)	(3,038)	(3,451)	413
Net increase (decrease) in cash, restricted cash and cash equivalents	$24,771	$(20,172)	$4,599	$10,572	$(5,973)

Analysis of Cash Flow Changes between the year ended December 31, 2025 and December 31, 2024

Operating Activities— The increase of $165.0 million in net cash used in operating activities for the year ended December 31, 2025 was primarily due to return of accounts receivable of approximately $74.5 million on the Emergence Date which were previously sold under certain Securitization Facility of the Predecessor and the refund of amounts received for such sold accounts receivables, increase in payments for accounts payable and accrued liabilities by $11.8 million, cash paid for reorganization activities of $70.7 million and lower gross profit (revenue less cost of revenue) by $17.0 million. This increase in net cash used in operating activities was partially offset by lower selling, general and administrative expenses of $20.8 million reflecting cost optimization following the Restructuring.

Investing Activities— The increase of $2.5 million in net cash used in investing activities for the year ended December 31, 2025 was primarily due to a $2.6 million increase in cash used for purchase of property, plant and equipment and $2.1 million decrease in proceeds from sale of assets partially offset by a $0.6 million reduction in additions to internally developed software.

Financing Activities— Cash provided by financing activities during the year ended December 31, 2025 was $158.4 million, primarily as a result of $40.7 million of proceeds from borrowings under the BR Exar AR Facility, $18.0 million of proceeds from the Revolving Credit Facility (as defined and further described in “Indebtedness” below), $80.0 million from new-money loans borrowed pursuant to certain debtor-in-possession (“DIP”) financing agreement in connection with the Chapter 11 Cases (“DIP New Money Loans”), $40.0 million of proceeds from the Super Senior Term Loan, $105.8 million of proceeds from the ABL Facility, $14.7 million of net proceeds from other loans and $3.5 million of net proceeds from issuance of July 2030 Notes. These inflows were partially offset by $46.4 million of repayments made under the BR Exar AR Facility, $48.9 million of principal repayments on BPA’s prepetition senior secured financing agreement and other loans, $9.7 million of repayments on the Second Lien Note, $28.8 million of repayment under the ABL Facility, $5.0 million of principal payments on finance lease obligations, and $5.5 million paid for debt issuance costs.

Cash used in financing activities during the year ended December 31, 2024 was $2.8 million. This was primarily due to $59.3 million in borrowings under the BR Exar AR Facility and $14.8 million in proceeds from other loans, which were offset by $52.3 million in repayments under the BR Exar AR Facility, $6.0 million of repayments on the Second Lien Note, $11.5 million in principal repayments on BPA’s prepetition senior secured financing agreement and other loans, $6.6 million of principal repayments on finance lease obligations, and $0.5 million for debt issuance costs.

Indebtedness

Following is a description of the Company’s principal indebtedness outstanding as of December 31, 2025. Refer to Note 13, Long-term Debt and Credit Facilities within our consolidated and combined financial statements for additional information regarding the Predecessor’s indebtedness outstanding as of December 31, 2024, none of which remained outstanding following the Restructuring or as of December 31, 2025.

July 2030 Notes

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (for this purpose, together, the “2030 Notes Issuers”), certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “July 2030 Notes Indenture”) governing the Company’s 12.0% First-Priority Senior Secured Notes due 2030 (the “July 2030 Notes”). The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. In December 2025, the Company issued an additional $4.0 million in aggregate of principal amount of the July 2030 Notes generating net proceeds of $3.5 million. The July 2030 Notes bear interest at a fixed rate of 12.0% per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing January 15, 2026, and mature on July 15, 2030. Interest on overdue amounts accrues at the stated rate plus 2.0% per annum. $187.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of December 31, 2025.

The July 2030 Notes may be redeemed, in whole or in part, at the 2030 Notes Issuers’ option at any time, upon not less than 10 nor more than 30 days’ prior notice, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the July 2030 Notes are subject to repurchase requirements upon the occurrence of certain specified events, including upon a change of control at 101% of principal plus accrued and unpaid interest and on certain asset sales or debt proceeds at 100% of principal plus accrued and unpaid interest.

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

The obligations under the July 2030 Notes are fully and unconditionally guaranteed on a senior secured basis by the 2030 Notes Issuers’ U.S. subsidiary guarantors, and are secured by liens on the collateral of the 2030 Notes Issuers and such guarantors, subject to permitted liens and the terms of the Super Senior, ABL and Equal Priority Intercreditor Agreements. Under these agreements, the ABL Lenders (as described below) hold first-priority liens on receivables, inventory, cash and related assets, while the Super Senior Term Loan Lenders (as described below) and July 2030 Noteholders hold junior liens on such assets. With respect to fixed assets, equity interests, intellectual property and related assets, the Super Senior Term Loan Lenders hold first-priority liens and July 2030 Noteholders share equal second-priority liens on a pari passu basis with holders of outstanding general unsecured claims in the Chapter 11 Cases, while the ABL Lenders hold junior liens.

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of the Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (as amended, the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provided for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, stepping down to 7.3% per annum upon the establishment of an Incremental Facility, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum, stepping down to 8.3% per annum upon the establishment of an Incremental Facility. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of December 31, 2025, there were borrowings of $46.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of

$0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults, the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by a first-priority lien on substantially all of the assets of the Super Senior Term Loan Borrowers' and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million (or $10.0 million after the incurrence of any Incremental Facility). The Super Senior Term Loan Borrowers were in compliance with all financial covenants as of December 31, 2025.

Second Lien Note

On February 27, 2023, BPA, through its subsidiary Exela Receivables 3, LLC, and BRF Finance Co., LLC entered into a Secured Promissory Note pursuant to which BPA borrowed $31.5 million from BRF Finance Co., LLC secured by a second lien pledge of Exela Receivables 3, LLC, a subsidiary of BPA (as amended, the “Second Lien Note”). The Second Lien Note was originally scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. On July 29, 2025, BPA entered into an Amended and Restated Second Lien Credit Agreement with BRF Finance Co., LLC. The amendment was executed in connection with BPA’s emergence from the Chapter 11 Cases to align the terms of the Second Lien Note with the Company’s new capital structure and intercreditor arrangements. The revised agreement extended the maturity of the Second Lien Note to March 30, 2026. At the option of the Company, the maturity of the Second Lien Note was further extended to September 30, 2026.

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities; specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Notes requires the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with all financial covenants as of December 31, 2025.

During 2024 (Predecessor), the Company had repaid $6.0 million principal amount of the Second Lien Note. During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), the Company repaid $3.8 million and $6.0 million, respectively, in principal amount of the Second Lien Note. The loss on early extinguishment of debt during the period August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor) totaled $0 and $0.1 million, respectively and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s consolidated and combined statements of operations. As of December 31, 2025

(Successor), there were borrowings of $15.8 million outstanding under the Second Lien Note included in the current portion of long-term debt in the consolidated balance sheet.

ABL Facility

On July 29, 2025, Exela Technologies BPA, LLC and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a $150.0 million Asset-Based Lending Credit and Security Agreement (as amended, the “ABL Facility”) with MidCap Funding IV Trust, as administrative and collateral agent (the “Agent”), and a syndicate of lenders (the “ABL Lenders”). The ABL Facility was executed in connection with BPA’s emergence from the Chapter 11 Cases and provides for revolving commitments of up to $150.0 million, with an option to increase to $175.0 million through an additional tranche. The borrowing availability under the ABL Facility is limited to the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, which is calculated by reference to eligible billed and unbilled receivables, certain other receivables, eligible cash, and related assets, reduced by reserves established by the Agent. Borrowings under the ABL Facility bear an interest at Term SOFR plus an applicable margin ranging from 3.8% to 4.3%, depending on the ABL Borrowers’ trailing twelve-month EBITDA, subject to a 1.0% SOFR floor. Interest is payable monthly, with a 2.0% default premium. In addition to interest, the ABL Borrowers are required to pay an unused commitment fee of 0.5% per annum on the average daily unused portion of the commitments, customary letter of credit fees on the face amount of each outstanding letter of credit, a collateral management fee payable to the Agent, and a minimum balance fee if borrowings under the ABL Facility fall below 20.0% of the Borrowing Base.

As of December 31, 2025 (Successor), there were borrowings of $76.8 million outstanding under the ABL Facility. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

The obligations under the ABL Facility are guaranteed on a joint and several basis by substantially all of the ABL Borrowers’ U.S. subsidiaries. The liens securing the ABL Facility are subject to an Intercreditor Agreement (the “ABL Intercreditor Agreement”) dated July 29, 2025, among MidCap Funding IV Trust, Ankura Trust Company, LLC, as Term Agent, BRF Finance Co., LLC, as Riley Agent, and U.S. Bank Trust Company, National Association, as July 2030 Notes Trustee. The ABL Intercreditor Agreement governs lien priorities including (i) relative priorities for the collateral securing the ABL Facility obligations, the Super Senior Term Loan obligations, the July 2030 Notes Indenture obligations and the Second Lien Note obligations; (ii) collateral priorities securing (a) any Second Lien Note obligations, (b) any Super Senior Term Loan obligations, (c) any July 2030 Notes Indenture obligations, or (d) any Excess ABL Debt; and (iii) prohibition on contesting liens. The ABL Facility is secured by a first-priority lien on certain ABL Priority Collateral (including receivables, cash, inventory, deposit accounts, and related assets) and a junior lien on certain Term Priority Collateral (as defined therein), subject to the ABL Intercreditor Agreement.

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business, with a minimum fixed charge coverage ratio, tested if excess availability falls below a defined threshold. The ABL Facility requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The ABL Facility also requires maintaining minimum excess availability of not less than $7.5 million at any time for three (3) or more consecutive business days through June 30, 2026. The Company was in compliance with all financial covenants as of December 31, 2025 (Successor).

Senior Credit Facilities Agreement

In June 2024, XBP Europe, Inc., a wholly owned subsidiary of the Company, together with certain other subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with HSBC UK Bank plc (“HSBC”) for a £15.0 million and €10.5 million secured credit facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2028 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2028 Term Loan B Facility”, collectively with the 2028 Term Loan A Facility, the “2028 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “Revolving Credit Facility”), and, together with the 2028 Term Loan Facilities, (the “Senior Credit Facilities”). Pursuant to the original Facilities Agreement, the 2028 Term Loan Facilities mature on June 26, 2028, and the Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. Borrowings under the 2028 Term Loan A Facility, the 2028 Term Loan B Facility and Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

On July 25, 2025, an amendment to the Facilities Agreement was executed to permit the borrowing of an additional sum of €16.1 million, the equivalent of £14.0 million, under the Revolving Credit Facility. The drawdowns were made in Euro and used for general corporate purposes. This amendment extended the maturity of the Revolving Credit Facility to June 26, 2028, and updated certain definitions and covenants reflecting the Company’s new corporate structure following the Business Combination as discussed in Note 5, Business Combination.

The Senior Credit Facilities continue to be secured by first-ranking security interests over substantially all assets of XBP Europe, Inc. and other borrower and guarantor subsidiaries, including cash, receivables, inventory, intercompany receivables, shares in subsidiaries, and related assets. The amendment added a new covenant restricting XBP Global Holdings, Inc., as the parent of XBP Europe, Inc., from providing certain guarantees or other credit support. Except as otherwise provided by applicable law, all obligations under the Facilities Agreement are jointly and severally unconditionally guaranteed by the European subsidiaries of XBP Europe, Inc.

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of £150 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of €525 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the period August 1, 2025 to December 31, 2025, the Company repaid $1.6 million of outstanding principal amount under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of December 31, 2025, the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.8 million, $8.6 million, and $35.6 million, respectively.

The Facilities Agreement contains financial covenants including, but not limited to, (i) a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. The Facilities Agreement and indenture governing the Senior Credit Facilities contains certain affirmative and negative covenants limiting the ability of the XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii)

engaging in transactions with affiliates, or (ix) amending certain material documents. As of December 31, 2025, the Company was in compliance with all affirmative and negative covenants under its Facilities Agreement, including all financial covenants, except for a temporary technical non‑compliance with the net leverage covenant arising from the timing of an intercompany cash transfer on December 31, 2025. The lender has acknowledged this matter, and no remedies were exercised or are expected to be exercised.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection with each monthly sale of certain existing receivables, up to and including December 31, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $15.2 million and $22.1 million, net of legal and other fees of $1.8 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $17.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $23.0 million and $25.8 million under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of December 31, 2025, and December 31, 2024, there was a $1.4 million and $7.8 million of outstanding balance, respectively, under the BR Exar AR Facility included in the current portion of long-term debt in the consolidated and combined balance sheets.

Amended Factoring Agreement

On September 15, 2023, certain European subsidiaries of the Company entered into an amendment to a secured borrowing facility (the “Amended Factoring Agreement”) for a non-recourse factoring program pursuant to which an unrelated third party (the “Factor”) purchases certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) from certain subsidiaries of the Company (the “Relevant Entities”) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The Relevant Entities have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the relevant entities. As of December 31, 2025, the Company’s outstanding factored accounts receivable totalled approximately $2.6 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices.

Key financial covenants under our credit facilities include a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2025, we were in compliance with all financial covenants and had sufficient headroom under the primary tests. A breach could result in an event of default and acceleration of indebtedness. Management monitors financial covenant compliance closely and maintains contingency plans, including potential covenant amendments or refinancing, should operating performance fall short of expectations.

Subsequent Debt Amendments

Subsequent to December 31, 2025, we entered into additional amendments to the BR Exar AR Facility, the ABL Facility and the Super Senior Term Loan. For a detailed description of the terms of these subsequent amendments, See Note 22, Subsequent Events to the consolidated financial statements included in Item 8 of this Annual Report.

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

Consolidated and Combined Balance Sheets as of December 31, 2025:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers (4)=(1)-(2)-(3)
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	December 31,	December 31,	December 31,	December 31,
	2025	2025	2025	2025
Assets
Current assets
Cash and cash equivalents	$37,113	$6,097	$—	$31,016
Restricted cash	31,553	—	—	31,553
Accounts receivable, net	130,281	29,243	—	101,038
Related party receivables and prepaid expenses	736	—	(8,329)	9,065
Inventories, net	11,365	4,198	—	7,167
Prepaid expenses and other current assets	28,699	5,955	—	22,744
Total current assets	239,747	45,493	(8,329)	202,583
Property, plant and equipment, net	82,956	13,971	—	68,985
Operating lease right-of-use assets, net	30,339	5,104	—	25,235
Goodwill	189,881	55,955	—	133,926
Intangible assets, net	344,080	36,990	—	307,090
Other noncurrent assets	15,094	32,983	(32,000)	14,111
Total assets	$902,097	$190,496	$(40,329)	$751,930

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Current portion of long-term debt	$34,334	$5,917	$—	$28,417
Accounts payable	55,700	23,613	—	32,087
Related party payables	5,343	12,727	(7,911)	527
Income tax payable (receivable)	6,158	1,943	—	4,215
Accrued liabilities	47,101	18,035	—	29,066
Accrued compensation and benefits	56,314	23,317	—	32,997
Accrued interest	13,685	192	(418)	13,911
Customer deposits	21,691	148	—	21,543
Deferred revenue	11,881	6,009	—	5,872
Obligation for claim payment	55,632	—	—	55,632
Current portion of finance lease liabilities	4,390	—	—	4,390
Current portion of operating lease liabilities	9,814	1,689	—	8,125
Total current liabilities	322,043	93,590	(8,329)	236,782
Long-term debt, net of current maturities	353,267	61,384	(32,475)	324,358
Finance lease liabilities, net of current portion	6,857	—	—	6,857
Net defined benefit liability	6,241	5,657	—	584
Deferred income tax liabilities	52,595	2,240	—	50,355
Long-term income tax liabilities	10,554	—	—	10,554
Operating lease liabilities, net of current portion	22,530	3,555	—	18,975
Other long-term liabilities	40,671	1,561	—	39,110
Total liabilities	814,758	167,987	(40,804)	687,575

Total stockholder's equity	87,339	22,509	475	64,355

Total liabilities and stockholder's equity (deficit)	$902,097	$190,496	$(40,329)	$751,930

Consolidated and Combined Income Statements for the year ended December 31, 2025:

	Successor (1)	Predecessor (2)	Total ((3)=(1)+(2))	Non-Super Senior Term Loan Borrower Subsidiaries (4)	Eliminations (5)	Super Senior Term Loan Borrowers ((6)=(3)-(4)-(5))
	Consolidated	Consolidated and Combined	Non-GAAP	Non-GAAP	Non-GAAP	Non-GAAP
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,	For the Year Ended December,	For the Year Ended December,	For the Year Ended December,	For the Year Ended December,
	2025	2025	2025	2025	2025	2025
Revenue	$358,821	$429,187	$788,008	$60,900	$—	$727,108
Related party revenue	560	2,474	3,034	188	(1,360)	4,206
Cost of revenue (exclusive of depreciation and amortization)	279,391	339,981	619,372	44,888	—	574,484
Selling, general and administrative expenses (exclusive of depreciation and amortization)	49,669	53,946	103,615	15,292	—	88,323
Depreciation and amortization	26,225	22,313	48,538	2,547	—	45,991
Impairment of goodwill	320,292	—	320,292	—	—	320,292
Related party expense, net	5,386	5,750	11,136	3,621	(1,360)	8,875
Operating loss	(321,582)	9,671	(311,911)	(5,260)	—	(306,651)
Other expense (income), net:
Interest expense, net	24,237	75,226	99,463	2,805	5	96,653
Debt modification and extinguishment costs, net	—	121	121	480	(480)	121
Sundry expense (income), net	274	1,644	1,918	82	—	1,836
Other income, net	(1,596)	(28)	(1,624)	(884)	—	(740)
Loss before reorganization items and income taxes	(344,497)	(67,292)	(411,789)	(7,743)	475	(404,521)
Reorganization items	1,615	(1,557,825)	(1,556,210)	—	—	(1,556,210)
Profit (loss) before income taxes	(346,112)	1,490,533	1,144,421	(7,743)	475	1,151,689
Income tax expense	5,011	35,875	40,886	(138)	—	41,024
Net profit (loss)	$(351,123)	$1,454,658	$1,103,535	$(7,605)	$475	$1,110,665

Consolidated and Combined Cash Flow Statements for the year ended December 31, 2025:

	Successor (1)	Predecessor (2)	Total ((3)=(1)+(2))	Non-Super Senior Term Loan Borrower Subsidiaries (4)	Eliminations (5)	Super Senior Term Loan Borrowers ((6)=(3)-(4)-(5))
	Consolidated	Consolidated and Combined	Non-GAAP	Non-GAAP	Non-GAAP	Non-GAAP
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2025	2025	2025	2025	2025
Cash flows from operating activities
Net profit (loss)	$(351,123)	$1,454,658	$1,103,535	$(7,605)	$475	$1,110,665
Adjustments to reconcile net profit (loss) to cash provided by (used in) operating activities
Depreciation and amortization	26,225	22,313	48,538	2,547	—	45,991
Original issue discount, debt premium and debt issuance cost amortization	3,336	(14,595)	(11,259)	136	5	(11,400)
Reorganization items	(167)	(1,626,790)	(1,626,957)	—	—	(1,626,957)
Interest on BR Exar AR Facility	—	(2,399)	(2,399)	—	—	(2,399)
Debt modification and extinguishment loss (gain), net	—	121	121	480	(480)	121
Impairment of goodwill	320,292	—	320,292	—	—	320,292
Provision for credit losses	2,007	(278)	1,729	194	—	1,535
Deferred income tax provision	389	36,396	36,785	(612)	—	37,397
Equity-based compensation expense	886	204	1,090	886	—	204
Unrealized foreign currency (gain) loss	849	(659)	190	(83)	—	273
Loss (gain) on sale of assets	2,395	1,967	4,362	135	—	4,227
Fair value adjustment for private warrants liability	6	—	6	6	—	—
Paid-in-kind interest	—	28,848	28,848	—	—	28,848
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	12,053	(93,713)	(81,660)	2,250	—	(83,910)
Prepaid expenses and other current assets	5,975	(2,203)	3,772	(1,632)	—	5,404
Accounts payable and accrued liabilities	(8,850)	30,172	21,322	(2,974)	—	24,296
Related party receivables (payables)	4,002	6,134	10,136	9,952	—	184
Additions to outsourced contract costs	(43)	(118)	(161)	—	—	(161)
Net cash provided by (used in) operating activities	18,232	(159,942)	(141,710)	3,680	—	(145,390)
Cash flows from investing activities
Net cash received from acquisition	—	1,485	1,485	—	1,485	—
Purchase of property, plant and equipment	(5,802)	(3,081)	(8,883)	(1,342)	—	(7,541)
Additions to internally developed software	(1,451)	(1,067)	(2,518)	(235)	—	(2,283)
Proceeds from sale of assets	917	(27)	890	533	—	357
Investment in July 2030 Notes	—	—	—	(18,000)	18,000	—
Sale of July 2030 Notes	—	—	—	3,520	(3,520)	—
Net cash provided by (used in) investing activities	(6,336)	(2,690)	(9,026)	(15,524)	15,965	(9,467)

Cash flows from financing activities
Cash paid for debt issuance costs	(1,770)	(3,719)	(5,489)	—	—	(5,489)
Principal payments on finance lease obligations	(1,670)	(3,360)	(5,030)	—	—	(5,030)
Borrowings from other loans	10,951	3,785	14,736	326	—	14,410
Proceeds from Issuance of July 2030 Notes	3,520	—	3,520	—	(14,480)	18,000
Proceeds from Revolving Credit Facility	—	18,000	18,000	18,000	—	—
Proceeds from Super Senior Term Loan	—	40,000	40,000	—	—	40,000
Proceeds from ABL Facility	46,900	58,903	105,803	—	—	105,803
Repayments on ABL Facility	(28,800)	—	(28,800)	—	—	(28,800)
Repayment of Second Lien Note	(3,750)	(5,975)	(9,725)	—	—	(9,725)
Proceeds from DIP New Money Loans	—	80,000	80,000	—	—	80,000
Borrowing under BR Exar AR Facility	17,000	23,775	40,775	—	—	40,775
Repayments under BR Exar AR Facility	(23,025)	(23,397)	(46,422)	—	—	(46,422)
Principal repayments on senior secured term loans and other loans	(6,247)	(42,748)	(48,995)	(1,868)	—	(47,127)
Net cash provided by (used in) financing activities	13,109	145,264	158,373	16,458	(14,480)	156,395
Effect of exchange rates on cash, restricted cash and cash equivalents	(234)	(2,804)	(3,038)	(2)	—	(3,036)
Net increase (decrease) in cash, restricted cash and cash equivalents	24,771	(20,172)	4,599	4,612	1,485	(1,498)
Cash, restricted cash and cash equivalents
Beginning of period	43,895	64,067	64,067	1,485	(1,485)	64,067
End of period	$68,666	$43,895	$68,666	$6,097	$—	$62,569
Supplemental cash flow data:
Income tax payments, net of refunds received	$2,949	$2,897	$5,846	$1,311	$—	$4,535
Interest paid	7,652	10,077	17,729	1,825	—	15,904
Cash paid for reorganization items	1,782	68,965	70,747	—	—	70,747
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	3,373	11,444	14,817	963	—	13,854
Common stock issued for the Business Combination	—	32,328	32,328	—	—	32,328
Common stock issued to settle liabilities subject to compromise	—	407,363	407,363	—	—	407,363
Issuance of July 2030 Notes for settlement of the DIP Facility	—	175,000	175,000	—	—	175,000
Conversion of DIP Facility into Super Senior Term Loan	—	6,000	6,000	—	—	6,000
Accrued capital expenditures	105	180	285	—	—	285

Potential Future Transactions

We may, from time to time, explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Business Combination, certain of our stockholders have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders, the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

Critical Accounting Policies and Estimates

The most significant accounting estimates, each of which involves a high degree of uncertainty and could materially affect reported results if assumptions change, are fresh-start and business combination fair value measurements, goodwill impairment, revenue recognition under ASC 606, benefit plan accrual, and the income tax valuation allowance.

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the consolidated and combined financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report.

During 2025, the Company’s accounting estimates were significantly impacted by the adoption of fresh-start accounting in connection with its emergence from Chapter 11 Cases and the completion of the Business Combination. These events required management to apply fair value measurements to substantially all of the Company’s assets and liabilities, including tangible assets, identifiable intangible assets and goodwill. The fair value determinations incorporated updated assumptions regarding discount rates, market multiples, and projected cash flows, which represented material changes from historical estimates. As a result, these changes have affected the comparability of the Company’s results of operations for the periods presented, including changes in amortization expense related to identifiable intangible assets and changes in depreciation expense for certain tangible assets, and revised deferred tax balances based on new fair values. Management will continue to evaluate these estimates on an ongoing basis as additional information becomes available or as market conditions evolve.

Fresh Start Accounting: Upon emergence from the Restructuring, the Predecessor met the criteria and was required to adopt fresh start accounting in accordance with ASC 852, Reorganizations, which on the Emergence Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (1) the holders of the then-existing common shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence from bankruptcy and (2) the reorganization value of the entity’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. The Company applied fresh start accounting effective the Convenience Date (July 31, 2025, as discussed above). Under the principles of fresh start accounting, a new reporting entity was considered to have been created, and, as a result, the Company allocated the reorganization value to its individual assets based on their estimated fair values. To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Company as the Successor for periods subsequent to July 31, 2025, and as the Predecessor for periods on or prior to, and including, July 31, 2025. As a result of the adoption of fresh start accounting, our consolidated financial statements subsequent to July 31, 2025, are not comparable to our consolidated and combined financial statements on or prior to July 31, 2025, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor periods. Refer to Note 4, Fresh Start Accounting to our audited consolidated and combined financial statements as of and for the Successor/Predecessor period contained elsewhere in this Annual Report for additional information regarding the Company’s fresh start accounting.

Business Combinations: The Company includes the results of operations of the businesses acquired as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Refer to Note 5, Business Combination to our audited consolidated and combined financial statements as of and for the Successor/Predecessor period contained elsewhere in this Annual Report for additional information regarding the accounting for acquisition of XBP Europe Holdings, Inc.

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

Impairment of goodwill, long-lived and other intangible assets: Long lived assets, such as property and equipment and finite lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of the carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, and operating performance. Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, using the appropriate discount rates, and determining salvage values. The estimate of fair value represents our best estimates of these factors and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows, which is the reporting unit level for us. Changes to our key assumptions related to future performance and other economic factors could adversely affect our impairment valuation.

We conduct our annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. We use a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, our annual impairment test utilizes valuation multiples of publicly traded peer companies. For the Discounted Cash Flow Method, our annual impairment test utilizes discounted cash flow projections using market participant weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. During the period August 1, 2025 to September 30, 2025, the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. We concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350, Intangibles – Goodwill and Other. As a result, we performed an interim quantitative goodwill impairment assessment for all reporting units as of September 30, 2025 (Successor). Our interim impairment assessment as of September 30, 2025 (Successor) utilized the Discounted Cash Flow Method of the Income Approach and the

Guideline Public Company Method of the Market Approach to determine the reporting units’ fair values. For the Discounted Cash Flow Method, we utilized discounted cash flow projections using market participant weighted average cost of capital calculation. The Guideline Public Company Method utilized market data of similar publicly traded companies. In connection with the completion of the interim impairment test, we recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units included in the Applied Workflow Automation segment and Technology segment, respectively, as of September 30, 2025 (Successor). The Company did not update its analysis for purposes of the annual impairment test as of October 1, 2025, as the measurement date of the interim impairment test performed as of September 30, 2025, was one day from the annual impairment test date. Additionally, later during the fourth quarter of 2025, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on changes in the Company’s long-term projections, concluding that a triggering event for an impairment analysis had occurred for certain reporting units reported under the Applied Workflow Automation segment. Revised long-term projections resulted in lower than previously projected long-term future cash flows for certain reporting units which reduced the estimated fair values to below their carrying values. Accordingly, the Company performed quantitative impairment test as of December 31, 2025 (Successor), resulting in an impairment charge of $24.5 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment. Therefore, as a result of these two interim impairment assessments performed on September 30, 2025 (Successor) and December 31, 2025 (Successor), impairment charges totalling $320.3 million, were recorded to goodwill for the period August 1, 2025 to December 31, 2025 (Successor).

Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets and liabilities to reporting units, and determination of fair value. The determination of reporting unit fair value is sensitive to the amount of Revenue and EBITDA generated by us, as well as the Revenue and EBITDA market multiples used in the calculation. Additionally, the fair value is sensitive to changes in the valuation assumptions such as expected income tax rate, risk-free rate, asset beta, and various risk premiums. Unanticipated changes, including immaterial revisions, to these assumptions could result in a provision for impairment in a future period. While exact quantification is not practicable due to the interrelationship of assumptions, reasonably possible changes in discount rates or growth rates would have had a material effect on the impairment amount.

Revenue: The Company accounts for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the client, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with clients, primarily relating to the provision of business and transaction processing services. The Company does not have any significant extended payment terms, as payment for invoices issued is received shortly after goods are delivered or services are provided. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated and combined financial statements as of and for the Successor/Predecessor period contained elsewhere in this Annual Report for additional information regarding the Company’s revenue recognition policy.

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

Benefit Plan Accruals: The Company has defined benefit plans in the UK, Germany, Norway and France under which participants earn a retirement benefit based upon a formula set forth in the respective plans. The Company records annual amounts relating to its pension plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, and compensation increases. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. Refer to Note 15, Employer Benefit Plans to our audited consolidated and combined financial statements as of and for the Successor/Predecessor period contained elsewhere in this Annual Report for additional information regarding the Company’s pension plan and related actuarial assumptions.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 3, New Accounting Pronouncements to the consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2025 (Successor), we had $389.5 million of principal amount of debt outstanding, with a weighted average interest rate of approximately 12.2%. Interest is calculated at the stated fixed rate of interest under the terms of the majority of our loans and for certain variable rate loans based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the principal amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $3.9 million per year.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our contracts are denominated in currencies of major industrial countries.

Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our Common Stock at an acceptable price should the need for new equity funding arise.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We believe that inflation had a material effect on our business, more specifically on our costs of revenues as discussed in the sections results of operations for the year ended December 31, 2025 of our management’s discussion and analysis of our financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm (PCAOB ID 1195)	66

Report of Independent Registered Public Accounting Firm (PCAOB ID 274)	69

Consolidated and Combined Balance Sheets as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor)	70

Consolidated and Combined Statements of Operations for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	71

Consolidated and Combined Statements of Comprehensive Profit (Loss) for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	72

Consolidated and Combined Statements of Stockholders’ Equity (Deficit) for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	73

Consolidated and Combined Statements of Cash Flows for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	75

Notes to the Consolidated and Combined Financial Statements	76

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of XBP Global Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBP Global Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 (Successor), and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the five-month period ended December 31, 2025 (Successor) and the seven-month period ended July 31, 2005 (Predecessor), and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 (Successor), and the results of its operations and its cash flows for the five-month period ended December 31, 2025 (Successor) and the seven-month period ended July 31, 2005 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Fresh Start Accounting

As discussed in Note 1 to the financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Company’s Amended Joint Plan of Reorganization (the “Plan”) on June 23, 2025.  Confirmation of the Plan and the Company’s emergence from bankruptcy resulted in the discharge of claims against the Company that arose before March 3, 2025 and the cancellation of equity interests as provided in the Plan. The Plan was substantially consummated on July 3, 2025 and the Company emerged from bankruptcy on July 29, 2025. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of July 31, 2025.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter – Valuation of Goodwill

As discussed in Note 11 to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2025 was $189.9 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using a combination of the discounted cash flow method and the guideline public company method. The Company recorded a goodwill impairment charge of $320.3 million for the five-month period ended December 31, 2025 (Successor).

We identified goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units. This required a high degree of auditor judgment and an increased extent of effort, including our need to involve valuation specialists, when performing audit procedures to evaluate the reasonableness of inputs into the quantitative models driven by management’s estimates and assumptions. Significant management estimates include forecasted revenue growth rates, forecasted gross profit, operating expenses and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We compared current forecasts prepared by management to historical revenue and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenues and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. We evaluated the Company’s third-party valuation advisor’s experience and qualifications. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.

Critical Audit Matter – Accounting for Fresh-Start and Business Combination

On July 29, 2025, the Company finalized its acquisition of Exela Technologies BPA, LLC (“BPA”) (“Business Combination”) pursuant to a Membership Interest Purchase Agreement dated July 3, 2025 (the “MIPA”). The Business Combination was subject to certain conditions subsequent, including emergence of BPA and certain of its affiliates from the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas, which occurred on July 29, 2025 (“Bankruptcy Court”).

In connection with the Business Combination, the Company changed its name from XBP Europe Holdings, Inc. (“XBP Europe”) to XBP Global Holdings Inc. (“XBP Global”). The Business Combination was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). Under this method of accounting, XBP Europe was treated as the "acquired" company for financial reporting purposes even though BPA survives as an indirectly wholly owned subsidiary of XBP Global. Accordingly, the Company allocated the purchase price of XBP Europe to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. The excess of the purchase price consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill.

In accordance with ASC 852, Reorganizations (“ASC 852”), BPA was required to apply fresh start accounting upon its emergence from bankruptcy, which resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date.

Fresh start accounting requires that new fair values be established for BPA’s assets, liabilities and equity upon emergence from bankruptcy, and therefore certain values and operational results of the consolidated financial statements subsequent to July 31, 2025 are not comparable to those in the Company’s consolidated financial statements prior to and including July 31, 2025. The fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.

We identified the valuation of customer relationships and tradenames resulting from the business combination and application of fresh start accounting as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including our need to involve valuation specialists, when performing audit procedures to evaluate the reasonableness of inputs in the valuation models driven by management’s estimates and assumptions related to royalty rate, discount rate, and revenue growth rate.

How the Critical Audit Matter Was Addressed in the Audit

We addressed this matter by, among others, (i) obtaining an understanding of management’s process over the valuation process; (ii) testing the completeness and accuracy of key data inputs used in management's valuation models; (iii) involving our valuation specialists to assist in evaluating the valuation methodologies and the reasonableness of significant assumptions; (vi) comparing significant assumptions to historical information and external market and industry date; (iv) performing shadow calculations and analysis over key assumptions to assess for reasonableness; and (v) evaluating the Company’s third-party valuation advisor’s experience and qualifications. Futthermore, we assessed the appropriateness of the disclosures in the financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

Sterling Heights, Michigan

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Exela Technologies BPA, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Exela Technologies BPA, LLC, Subsidiaries and Affiliates (the “Company” or “Predecessor”) as of December 31, 2024, and the related consolidated and combined statements of operations, comprehensive profit (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated and combined financial position of the Company as of December 31, 2024, and the consolidated and combined results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor from 2023 to 2025.

EISNERAMPER LLP

Iselin, New Jersey

July 1, 2025, except as to Note 21 and its related effects to the consolidated and combined financial statements, which is as of March 31, 2026

XBP Global Holdings, Inc. and Subsidiaries

Consolidated and Combined Balance Sheets

As of December 31, 2025 (Successor) and December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$37,113	$11,635
Restricted cash	31,553	52,432
Accounts receivable, net of allowance for credit losses of $5,660 and $3,279, respectively	130,281	18,663
Related party receivables and prepaid expenses	736	12,105
Inventories, net	11,365	7,204
Prepaid expenses and other current assets	28,699	22,358
Total current assets	239,747	124,397
Property, plant and equipment, net of accumulated depreciation of $11,094 and $193,946, respectively	82,956	45,106
Operating lease right-of-use assets, net	30,339	30,543
Goodwill	189,881	39,718
Intangible assets, net	344,080	132,842
Other noncurrent assets	15,094	17,815
Total assets	$902,097	$390,421

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Current portion of long-term debt	$34,334	$1,433,484
Accounts payable	55,700	42,602
Related party payables	5,343	3,383
Income tax payable	6,158	5,682
Accrued liabilities	47,101	44,898
Accrued compensation and benefits	56,314	68,179
Accrued interest	13,685	80,039
Customer deposits	21,691	19,900
Deferred revenue	11,881	6,583
Obligation for claim payment	55,632	70,805
Current portion of finance lease liabilities	4,390	5,441
Current portion of operating lease liabilities	9,814	9,210
Total current liabilities	322,043	1,790,206
Long-term debt, net of current maturities	353,267	1,468
Finance lease liabilities, net of current portion	6,857	6,381
Net defined benefit liability	6,241	1,041
Deferred income tax liabilities	52,595	13,118
Long-term income tax liabilities	10,554	8,285
Operating lease liabilities, net of current portion	22,530	23,907
Other long-term liabilities	40,671	2,803
Total liabilities	814,758	1,847,209
Commitments and Contingencies (Note 16)

Stockholders' Equity (Deficit)
Successor's common stock, par value of $0.0001 per share; 400,000,000 shares authorized; 11,755,434 shares issued and outstanding as of December 31, 2025	12	—
Successor's preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding as of December 31, 2025	—	—
Additional paid in capital	437,995	—
Accumulated deficit	(351,123)	—
Predecessor’s net parent investment	—	(1,449,634)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,263)	(7,154)
Unrealized pension actuarial gains, net of tax	1,718	—
Total accumulated other comprehensive profit (loss)	455	(7,154)
Total stockholder's equity (deficit)	87,339	(1,456,788)
Total liabilities and stockholder's equity (deficit)	$902,097	$390,421

The accompanying notes are an integral part of these consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

For the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,	Year Ended December 31,
	2025	2025	2024
Revenue	$358,821	$429,187	$867,109
Related party revenue	560	2,474	5,581
Cost of revenue (exclusive of depreciation and amortization)	279,391	339,981	683,924
Selling, general and administrative expenses (exclusive of depreciation and amortization)	49,669	53,946	124,440
Depreciation and amortization	26,225	22,313	50,307
Impairment of goodwill	320,292	—	108,489
Related party expense, net	5,386	5,750	10,971
Operating profit (loss)	(321,582)	9,671	(105,441)
Other expense (income), net:
Interest expense, net	24,237	75,226	101,939
Debt modification and extinguishment costs, net	—	121	363
Sundry expense (income), net	274	1,644	(2,087)
Other income, net	(1,596)	(28)	(515)
Loss before reorganization items and income taxes	(344,497)	(67,292)	(205,141)
Reorganization items	1,615	(1,557,825)	—
Profit (loss) before income taxes	(346,112)	1,490,533	(205,141)
Income tax expense	5,011	35,875	10,009
Net profit (loss)	$(351,123)	$1,454,658	$(215,150)
Net loss per common share
Basic and diluted	(29.88)

The accompanying notes are an integral part of these consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Consolidated and Combined Statements of Comprehensive Profit (Loss)

For the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,	Year Ended December 31,
	2025	2025	2024
Net profit (loss)	$(351,123)	$1,454,658	$(215,150)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,263)	(690)	(2,550)
Unrealized pension actuarial gains, net of tax	1,718	—	—
Total other comprehensive income (loss), net of tax	455	(690)	(2,550)
Comprehensive profit (loss)	$(350,668)	$1,453,968	$(217,700)

The accompanying notes are an integral part of these consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

For the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Combined and Consolidated
		Accumulated Other Comprehensive Loss
		Foreign
		Currency	Total
	Net Parent	Translation	Stockholders'
	Investment	Adjustment	Deficit
Balances at January 1, 2025 (Predecessor)	$(1,449,634)	$(7,154)	$(1,456,788)
Net loss January 1, 2025 to July 31, 2025, excluding plan of reorganization and fresh start accounting adjustments	(53,531)	—	(53,531)
Foreign currency translation adjustment	—	(690)	(690)
Equity-based compensation	204	—	204
Net intercompany transactions with parent group entities	4,144	—	4,144
Balances prior to application of fresh start accounting and the business combination at July 31, 2025 (Predecessor)	$(1,498,817)	$(7,844)	$(1,506,661)

The accompanying notes are an integral part of these consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

For the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Consolidated
					Accumulated Other
					Comprehensive Loss
						Unrealized
					Foreign	Pension
					Currency	Actuarial
	Common Stock		Additional	Net Parent	Translation	Gains,	Accumulated	Total stockholder's
	Shares	Amount	Paid in Capital	Investment	Adjustment	net of tax	Deficit	Equity
Balances at August 1, 2025 (Successor) (1)	11,751,597	$12	$437,110	$—	$—	$—	$—	$437,122
Net loss August 1, 2025 to December 31, 2025	—	—	—	—	—	—	(351,123)	(351,123)
Equity-based compensation	—	—	886	—	—	—	—	886
Foreign currency translation adjustment	—	—	—	—	(1,263)	—	—	(1,263)
Net unrealized pension actuarial gains, net of tax	—	—	—	—	—	1,718	—	1,718
RSUs vested	4,016	—	—	—	—	—	—	—
Payment for fractional shares on reverse stock split in December 2025	(179)	—	(1)	—	—	—	—	(1)
Balances at December 31, 2025 (Successor)	11,755,434	$12	$437,995	$—	$(1,263)	$1,718	$(351,123)	$87,339

(1)	Balances after the Business Combination, Plan (as such terms are described in Note 1, Description of the Business) and the fresh start accounting adjustments as discussed in Note 4, Fresh Start Accounting. Initial equity balances of the Successor reflects the 3,591,555 shares of Common Stock of the Company (the combined entity XBP Global Holdings, Inc.) assigned to the stockholders of XBP Europe Holdings, Inc. prior to the Business Combination and the issuance of 8,160,042 shares of Common Stock of the Company to the holders of Allowed Notes Claims ((as such terms are described in Note 1, Description of the Business). Number of shares of Common Stock have been adjusted to reflect the reverse stock split that became effective on December 12, 2025. Refer to Note 19, Stockholders’ Equity and Warrants for further information about reverse stock split.

	Combined and Consolidated
		Accumulated Other Comprehensive Loss
		Foreign
		Currency	Total
	Net Parent	Translation	Stockholders'
	Investment	Adjustment	Deficit
Balances at January 1, 2024 (Predecessor)	$(1,239,674)	$(4,604)	$(1,244,278)
Net loss January 1, 2024 to December 31, 2024	(215,150)	—	(215,150)
Foreign currency translation adjustment	—	(2,550)	(2,550)
Equity-based compensation	1,598	—	1,598
Net intercompany transactions with parent group entities	3,592	—	3,592
Balances at December 31, 2024 (Predecessor)	$(1,449,634)	$(7,154)	$(1,456,788)

The accompanying notes are an integral part of these consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

For the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,	Year Ended December 31,
	2025	2025	2024
Cash flows from operating activities
Net profit (loss)	$(351,123)	$1,454,658	$(215,150)
Adjustments to reconcile net profit (loss) to cash provided by (used in) operating activities
Depreciation and amortization	26,225	22,313	50,307
Original issue discount, debt premium and debt issuance cost amortization	3,336	(14,595)	(65,910)
Reorganization items	(167)	(1,626,790)	—
Interest on BR Exar AR Facility	—	(2,399)	(5,226)
Debt modification and extinguishment loss (gain), net	—	121	363
Impairment of goodwill	320,292	—	108,489
Provision for credit losses	2,007	(278)	18,094
Deferred income tax provision	389	36,396	939
Equity-based compensation expense	886	204	1,599
Unrealized foreign currency (gain) loss	849	(659)	(364)
Loss (gain) on sale of assets	2,395	1,967	(96)
Fair value adjustment for private warrants liability	6	—	—
Paid-in-kind interest	—	28,848	86,688
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	12,053	(93,713)	6,076
Prepaid expenses and other current assets	5,975	(2,203)	2,397
Accounts payable and accrued liabilities	(8,850)	30,172	33,097
Related party receivables (payables)	4,002	6,134	2,354
Additions to outsourced contract costs	(43)	(118)	(390)
Net cash provided by (used in) operating activities	18,232	(159,942)	23,267
Cash flows from investing activities
Net cash received from acquisition (Refer Note 5)	—	1,485	—
Purchase of property, plant and equipment	(5,802)	(3,081)	(6,294)
Additions to internally developed software	(1,451)	(1,067)	(3,160)
Proceeds from sale of assets	917	(27)	2,966
Net cash used in investing activities	(6,336)	(2,690)	(6,488)

Cash flows from financing activities
Cash paid for debt issuance costs	(1,770)	(3,719)	(533)
Principal payments on finance lease obligations	(1,670)	(3,360)	(6,573)
Borrowings from other loans	10,951	3,785	14,751
Proceeds from Issuance of July 2030 Notes	3,520	—	—
Proceeds from Revolving Credit Facility	—	18,000	—
Proceeds from Super Senior Term Loan	—	40,000	—
Proceeds from ABL Facility	46,900	58,903	—
Repayments on ABL Facility	(28,800)	—	—
Repayment of Second Lien Note	(3,750)	(5,975)	(6,000)
Proceeds from DIP New Money Loans	—	80,000	—
Borrowing under BR Exar AR Facility	17,000	23,775	59,349
Repayments under BR Exar AR Facility	(23,025)	(23,397)	(52,262)
Principal repayments on senior secured term loans and other loans	(6,247)	(42,748)	(11,488)
Net cash provided by (used in) financing activities	13,109	145,264	(2,756)
Effect of exchange rates on cash, restricted cash and cash equivalents	(234)	(2,804)	(3,451)
Net increase (decrease) in cash, restricted cash and cash equivalents	24,771	(20,172)	10,572
Cash, restricted cash and cash equivalents
Beginning of period	43,895	64,067	53,495
End of period	$68,666	$43,895	$64,067
Supplemental cash flow data:
Income tax payments, net of refunds received	$2,949	$2,897	$3,590
Interest paid	7,652	10,077	74,820
Cash paid for reorganization items	1,782	68,965	—
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	3,373	11,444	22,768
Waiver and consent fee payable added to outstanding balance of Senior Secured Term Loan	—	—	1,000
Promissory note issued for assets acquisition	—	—	2,371
Common stock issued for the Business Combination	—	32,328	—
Common stock issued to settle liabilities subject to compromise	—	407,363	—
Issuance of July 2030 Notes for settlement of the DIP Facility	—	175,000	—
Conversion of DIP Facility into Super Senior Term Loan	—	6,000	—
Accrued capital expenditures	105	180	1,310

The accompanying notes are an integral part of these consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Notes to the Consolidated and Combined Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

1.     Description of the Business

XBP Global Holdings, Inc. (the “Company” or “XBP Global”) is a multinational technology and services company powering intelligent workflows for organizations worldwide. The Company’s proprietary platforms, agentic AI-driven automation, and domain expertise across industries and the public and private sectors enable its clients’ digital transformations and workflows. The Company’s automation solutions allow global organizations to address challenges resulting from the massive amounts of data obtained and created from their operations. The Company’s solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Technology segment of the Company primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services.

On July 29, 2025, the Company finalized its acquisition of Exela Technologies BPA, LLC (n/k/a XBP Americas, LLC, collectively with its subsidiaries, “BPA”, and such acquisition, the “Business Combination”) pursuant to a Membership Interest Purchase Agreement dated July 3, 2025 (the “MIPA”). The consideration for the sale was $1.00, reflecting the encumbered nature of BPA which at the time of entry into the MIPA was involved in voluntary bankruptcy proceedings under the caption In re DocuData Solutions, L.C., Case No. 25-90023 (CML) (the “Chapter 11 Cases”). The Business Combination was subject to certain conditions subsequent, including the emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. Prior to the Business Combination, the Company and BPA had both been indirect subsidiaries of Exela Technologies, Inc. (“ETI”). In connection with the Business Combination, the Company changed its name from “XBP Europe Holdings, Inc.” to “XBP Global Holdings, Inc.”

BPA is comprised of the assets and operations of (i) the following wholly-owned and indirect subsidiaries of BPA: DocuData Solutions, L.C., Exela Intermediate, LLC, Exela Finance, Inc., BancTec (Canada), Inc., BancTec (Philippines), Inc., BancTec (Puerto Rico), Inc., BancTec Group LLC, BancTec India Pvt. Ltd., BancTec Intermediate Holding, Inc., BancTec, Inc., BillSmart Solutions LLC, BTC Ventures, Inc., Charter Lason, Inc., CorpSource Holdings, LLC, Deliverex, LLC, DFG2 Holdings, LLC, DFG2, LLC, Digital Mailroom LLC, DrySign, LLC, Economic Research Services, Inc., Exela BR SPV, LLC, Exela Receivables 3 Holdco, LLC, Exela Receivables 3, LLC, XBP Asia Technologies Private Limited (f/k/a Exela Technologies India Private Ltd.), Exela XBP, LLC, ExelaPay, LLC, FTS Parent Inc., Glo-X, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, HOVG, LLC, Ibis Consulting, Inc., Imagenes Digitales S.A. de C.V., J & B Software, Inc., Kinsella Media, LLC, Lason International, Inc., LexiCode Healthcare, Inc., Managed Care Professionals, LLC, Meridian Consulting Group, LLC, Novitex Government Solutions, LLC, Novitex Intermediate, LLC, Pacific Northwest United Information Services, LLC, Pangea Acquisitions, Inc., PCH Subscription Services, LLC, Plexus Global Finance, LLC, Promotora de Tecnologia, S.A. de C.V., RC4 Capital, LLC, Recognition de Mexico S.A. de C.V., Recognition Mexico Holding, Inc., Regulus America LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Holding Inc., Regulus Integrated Solutions LLC, Regulus West LLC, Rust Consulting, Inc., Rustic Canyon III, LLC, S-Corp Philippines, Inc., Services Integration Group, L.P., SIG-G.P., L.L.C., SourceCorp BPS, Inc., Sourcecorp de Mexico S.A. de C.V., SourceCorp Legal, Inc., SourceCorp Management, Inc., Sourcecorp, Incorporated, SourceHOV Canada Company, SourceHOV HealthCare, Inc., SourceHOV Holdings, Inc., SourceHOV India Pvt. Ltd., SourceHOV LLC, TRAC Holdings, LLC, TransCentra, Inc., and United Information Services, Inc. and (ii) the following affiliates of BPA: Exela Enterprise Solutions, Inc., NEON Acquisition, LLC, Novitex Enterprise Solutions Canada, Inc. and Reaktr LLC.

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

Chapter 11 Reorganization

On March 3, 2025 (the “Petition Date”), BPA along with certain affiliates (the “BPA Debtors”) commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 16, 2025 the BPA Debtors entered into a Plan Support Agreement (as amended, the “Plan Support Agreement”) with an ad hoc group of holders of certain 11.5% secured notes issued pursuant to the 2026 Indentures (as defined below), ETI, certain non-BPA Debtor subsidiaries of ETI (together with ETI, the “Consenting ETI Entities”), and certain other parties thereto. In the Plan Support Agreement such parties agreed, subject to certain conditions, to support the BPA Debtors’ reorganization plan in the Chapter 11 Cases and to take all commercially reasonable actions necessary and appropriate to facilitate the restructuring of the BPA Debtors’ indebtedness and to complete the restructuring transactions contemplated under the Plan Support Agreement (the “Restructuring”). On May 7, 2025, the BPA Debtors filed a plan of reorganization (the “Plan”) reflecting the proposed Restructuring. The Plan was confirmed by the Bankruptcy Court on June 23, 2025.

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

On the Emergence Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective increasing authorized shares to 400,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 8,179,982 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 11,751,597 shares of Common Stock issued and outstanding, and new warrants to purchase 663,242 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI). The issuances reflected a value of $49.80 per share for purposes of the Plan (“Plan Equity Value”) based on a valuation of BPA equity at $407.0 million and an overall implied equity valuation of the combined company of $585.7 million and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms and are exercisable immediately at Plan Equity Value.
●	The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to an initial funding obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized Debtors entered into exit financing arrangements (refer to Note 13, Long-term Debt and Credit Facilities), including:
o	An Indenture reflecting the issuance of $183.0 million of July 2030 Notes as described in Note 13, Long-term Debt and Credit Facilities, in a cashless rollover of a comparable amount of debtor-in-possession obligations from the Chapter 11 Cases, plus $18.0 million in additional funding provided by the Company in exchange for July 2030 Notes (the “XBP Funding”), with the remaining $10.0 million of debtor-in-possession obligations from the Chapter 11 Cases being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan as described in Note 13, Long-term Debt and Credit Facilities.
o	The Super Senior Term Loan consisting of $40.0 million of new loans used to refinance the BPA Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6.0 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated February 27, 2023, as described in Note 13, Long-term Debt and Credit Facilities, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.
o	The ABL Facility, as described in Note 13, Long-term Debt and Credit Facilities, with MidCap Financial Trust as Agent and Lender, providing a $150 million revolving credit facility, secured by ABL Priority Collateral (as defined therein), with terms including interest at SOFR plus Applicable Margin (3.75%-4.25% based on EBITDA).

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

As a result of the Restructuring and the Business Combination, the Company was no longer considered a “controlled company” under the rules of The Nasdaq Stock Market LLC. Prior to the Restructuring and the Business Combination, BTC International Holdings, Inc. (“BTC”), an indirect subsidiary of ETI, owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, BTC’s shares were distributed to holders of Allowed Notes Claims (including ETI). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with no beneficial holder owning more than 50% of the voting securities of the Company. As of December 31, 2025, ETI held approximately 25.7%, Gates Capital Management approximately 24.4%, and Avenue Capital approximately 9.3%, in each case, assuming the exercise of all warrants held by the Consenting ETI Parties. The Restructuring and the Business Combination represent a dissipation of control, not a “change of control” in the traditional sense, because no new third party acquired control of XBP Europe Holdings, Inc. as a result of the Restructuring of the BPA Debtors and the subsequent Business Combination. As of the date of this report, there are no known arrangements that may result in a further change in control.

2.     Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated and combined financial statements. There were certain changes to accounting policies implemented during the period from August 1, 2025 to December 31, 2025, as described below. These policy changes were made in connection with the adoption of fresh start accounting and the Business Combination.

Basis of Presentation

Financial information prior to the Emgergence Date is referred to as “Predecessor” company information, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The financial information beginning August 1, 2025 is referred to as “Successor” company information and reflects the consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination and fresh start accounting of BPA.

Successor:

The accompanying consolidated financial statements as of and for the period August 1, 2025 to December 31, 2025, includes the consolidated balance sheet, and statement of operations, comprehensive income (loss), changes in equity, and cash flows of XBP Global. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations and cash flows for the period from August 1, 2025 to December 31, 2025 are not necessarily indicative of the results of operations or cash flows that may be expected for future periods.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Predecessor:

The consolidated and combined BPA financial statements (the “BPA financial statements”) include the accounts of the wholly-owned direct and indirect subsidiaries and affiliates of BPA (as listed above). Throughout fiscal 2024 and the period January 1, 2025 to the Petition Date that are covered by the BPA financial statements, BPA operated as part of ETI. The accompanying consolidated and combined financial statements have been prepared from ETI’s historical accounting records and are presented on a stand-alone basis as if BPA’s operations had been conducted independently from ETI. The operations of BPA are in various legal entities either with a direct ownership relationship or affiliate relationship through ETI. Accordingly, ETI and its subsidiaries’ net parent investment in these operations is shown in lieu of a statement of member’s equity in the consolidated and combined financial statements. The consolidated and combined financial statements and related notes to the consolidated and combined financial statements have been prepared in accordance with GAAP.

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

All of the allocations and estimates in the consolidated and combined financial statements are based on assumptions that management believes are reasonable. However, the consolidated and combined financial statements included herein may not be indicative of the financial position, results of operations, and cash flows of BPA if BPA had been a separate, stand-alone entity during the periods presented.

Actual costs that would have been incurred if BPA had been a stand-alone business would depend on multiple factors, including organizational structure and strategic decisions.

As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after the Emergence Date are not comparable with the consolidated and combined financial statements on or before the Emergence Date. Refer to Note 4, Fresh Start Accounting, for additional information.

As part of Business Combination, the Company reevaluated its segment reporting, resulting in the presentation of two businesses: Applied Workflow Automation and Technology.

●	Applied Workflow Automation. The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional and local government entities.
●	Technology. The Technology segment focuses on the sale of recurring and perpetual software licenses, software maintenance and professional services, as well as hardware solutions and maintenance. The Company offers an industry-agnostic and cross-departmental suite of products, with primary focus on scalable workflows leveraging AI through neural networks together with deep domain expertise. The Company also offers industry specific platforms for the banking and healthcare industries.

Prior periods have been recast to reflect the Company’s current segment presentation. See Note 21, Segment Information.

Certain prior period amounts have been reclassified to conform to the 2025 presentation.

Use of Estimates in Preparation of the Consolidated and Combined Financial Statements

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Estimates and judgments relied upon in preparing these consolidated and combined financial statements include, among others, revenue recognition for multiple element arrangements, allowance for expected credit losses, income taxes, depreciation, amortization, employee benefits, equity-based compensation, contingencies, goodwill, intangible assets, right of use assets, pension obligations, pension assets, and asset and liability valuations. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The

Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Fresh Start Accounting

Upon emergence from bankruptcy the Company adopted fresh start accounting. Refer to Note 4, Fresh Start Accounting for further details.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited with financial institutions and liquid investments acquired with maturity dates equal to or less than three months. All bank deposits and money market accounts are considered cash and cash equivalents. The Company holds cash and cash equivalents at major financial institutions, which often exceed Federal Deposit Insurance Corporation insured limits. Historically, the Company has not experienced any losses due to bank depository concentration.

Certificates of deposit and fixed deposits whose maturity, when acquired, is greater than three months and less than or equal to one year are classified as short-term investments, and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in the consolidated and combined balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appears in the investing section of the consolidated and combined statements of cash flows.

Restricted Cash

Restricted cash is the carrying amount of cash and cash equivalents which are restricted under contract or otherwise as to withdrawal or usage. These include deposits held for claim payments on behalf of clients or under agreements entered into with others but exclude compensating balance arrangements that do not legally restrict the use of cash amounts shown on the consolidated and combined balance sheets.

Obligation for Claim Payment

As part of the Company’s legal claims processing service, the Company holds cash for various settlement funds. Some of the cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in obligation for claim payment in the consolidated and combined balance sheets, of $55.6 million and $70.8 million at December 31, 2025 (Successor) and 2024 (Predecessor), respectively.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are carried at the original invoice amount less allowances for expected credit losses. Revenue that has been earned but remains unbilled at the end of the period is recorded as a component of accounts receivable, net. The Company specifically analyzes accounts receivable mainly based on client type and related aging schedules, historical collection experience, current and future economic and market conditions to estimate the probability of default in the future when evaluating the adequacy of its allowance for expected credit losses. The Company writes off accounts receivable balances against the allowances for expected credit losses, net of any amounts recorded in deferred revenue, when it becomes probable that the receivable will not be collected.

Inventories

Our inventories primarily include heavy-duty scanners and related parts, toner, paper stock, envelopes and postage supplies. Inventories are stated at the lower of cost or net realizable values and include the cost of raw materials, labor, and purchased subassemblies. Cost is determined by using the weighted average method.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method (which approximates the use of the assets) over the estimated useful lives of the assets. When these assets are sold or otherwise disposed of, the asset and related depreciation is relieved, and any gain or loss is included in the consolidated and combined statements of operations for the period of sale or disposal. Leasehold improvements are amortized over the lease term or the useful life of the asset, whichever is shorter. Repair and maintenance costs are expensed as incurred.

Intangible Assets

Customer Relationships

Customer relationship intangible assets represent client contracts and relationships obtained as part of acquired businesses. Customer relationship values are estimated by evaluating various factors including historical attrition rates, contractual provisions and client growth rates, among others. The estimated average useful lives of client relationships range from 6 to 17 years depending on facts and circumstances. These intangible assets are primarily amortized on a straight-line basis over their estimated useful life. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Trade Names

The Company has determined that its Rust and Lexicode trade name intangible assets are indefinite-lived assets and therefore are not subject to amortization. Rust and Lexicode trade names are tested for impairment as per the Company’s policy for impairment of indefinite-lived assets. The Company has determined that its XBP trade name intangible asset is a definite-lived asset and therefore is subject to amortization on a straight-line basis over its estimated useful life.

Capitalized Software Costs

The Company capitalizes certain costs incurred to develop software products to be sold, leased or otherwise marketed after establishing technological feasibility in accordance with ASC section 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, and the Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles—Goodwill and Other— Internal-Use Software. Significant estimates and assumptions include determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives and estimating the marketability of the commercial software products and related future revenues. The Company amortizes capitalized software costs on a straight-line basis over the estimated useful life, which is typically 3 to 5 years.

Outsourced Contract Costs

Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the estimated contract term. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment activities and can be separated into two principal categories: contract commissions and set-up/fulfillment costs. Contract fulfillment costs are capitalized only if they are directly attributable to a specifically anticipated future contract; represent the enhancement of resources that will be used in satisfying a future performance obligation (the services under the anticipated contract); and are expected to be recovered.

Impairment of Indefinite-Lived Assets

The Company conducts its annual indefinite-lived assets impairment tests on October 1st of each year for its indefinite-lived assets, including trade names, or more frequently if indicators of impairment exist. When performing the impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of the fair value of the asset to its carrying value. If the carrying value of the indefinite-lived assets exceeds fair value, the Company recognizes an impairment loss by an amount which is equal to the excess of carrying value over fair value. The Company utilizes the “Income Approach,” specifically the “Relief-from-Royalty Method” (“RFR”), which has the basic tenet that a user of an intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. Refer to Note 11, Intangible Assets and Goodwill for additional discussion of impairment of trade names.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including its finite-lived XBP trade name, customer relationships, developed technology, capitalized software costs, outsourced contract costs, acquired software, and property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows based in part on the financial results and the expectation of future performance.

The Company did not record any material impairment related to its property, plant, and equipment, XBP trade name, customer relationships, developed technology, capitalized software cost or outsourced contract costs for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor).

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

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the “Guideline Public Company Method of the Market Approach” and the “Discounted Cash Flow Method of the Income Approach” to determine the reporting unit fair value. Refer to Note 11, Intangible Assets and Goodwill for additional discussion of the consideration of impairment of goodwill.

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

Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated and combined balance sheets. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and finance lease liabilities, net of current portion in the Company’s consolidated and combined balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are not recorded on the balance sheet.

Finance lease ROU assets are amortized over the lease term or the useful life of the asset, whichever is shorter. The amortization of finance lease ROU assets is recorded in depreciation expense in the consolidated and combined statements of operations. For operating leases, the Company recognizes expense for lease payments on a straight-line basis over the lease term.

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their fair value. This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grant date in the case of restricted stock units and using an option pricing model in the case of stock options. The Company accounts for forfeitures as they occur. The expense resulting from share-based payments is recorded in selling, general and administrative expense in the consolidated and combined statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance.

The Company determined that while the Public Warrants and ETI Warrants meet the definition of a derivative, they meet the equity scope exception in ASC 815 to be classified in stockholders’ equity (deficit) and are not subject to remeasurement provided that the warrants continue to meet the criteria for equity classification.

While the Private Warrants also meet the definition of a derivative, they don’t meet the equity scope exception in ASC 815 and are subject to remeasurement. Private Warrant liability shall be measured at fair value on the transaction closing date, with changes in fair value recognized in the consolidated and combined statements of operations each period.

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

Segment Reporting

The Company consists of two segments: Applied Workflow Automation and Technology (as further described in Basis of Presentation, above, and Note 21, Segment Information, below).

Revenue Recognition

The Company accounts for revenue by first evaluating whether a performance obligation exists. A performance obligation is a promise in a contract to transfer a distinct good or service to a client and is the unit of account. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with clients, primarily relating to the provision of business and transaction processing services and sales of recurring software licenses and professional services within each of the Company’s segments. The Company does not have any significant extended payment terms, as payment is typically received shortly after goods are delivered or services are provided.

Nature of Services

The Company’s primary performance obligations are to stand ready to provide various forms of workflow automation services, consisting of a series of distinct services, but that are substantially the same, and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. The Company’s obligation to its clients is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the clients’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. The Company allocates variable fees to the single performance obligation charged to the distinct service period in which the Company has the contractual right to bill under the contract.

Revenue from the sale of software licenses is recognized as a single performance obligation at the point in time that the software license is delivered to the client. Perpetual licenses or non-cancelable licenses are granted for a non-refundable fee, which are recognized at a point in time. No significant obligations or contingencies exist with regard to delivery, client acceptance or rights of return at the time revenue is recognized. Professional services revenue consists of implementation services for new clients, or implementations of new products for existing clients. Professional services are typically sold on a time-and-materials basis and billed monthly based on actual hours incurred.

Revenue from the sale of hardware solutions is recognized on a point in time basis and related maintenance is recognized ratably over the contractual term.

Disaggregation of Revenues

The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 21, Segment Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor):

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Period from August 1 2025 through December 31, 2025			Period from January 1 2025 through July 31, 2025			Year Ended December 31, 2024
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
U.S.A.	$271,050	$20,644	$291,694	$390,987	$30,068	$421,055	$790,933	$56,243	$847,176
EMEA	43,781	17,119	60,900	—	—	—	—	—	—
Other	6,787	—	6,787	10,606	—	10,606	25,514	—	25,514
Total	$321,618	$37,763	$359,381	$401,593	$30,068	$431,661	$816,447	$56,243	$872,690

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2025 (Successor), December 31, 2024 (Predecessor) and January 1, 2024 (Predecessor):

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,	January 1,
	2025	2024	2024
Accounts receivable, net	$130,281	$18,663	$42,833
Deferred revenues (1)	12,192	6,940	6,466
Customer deposits	21,691	19,900	23,302
Costs to obtain and fulfill a contract	1,039	1,164	1,397

(1)	Includes $0.3 million and $0.4 million of non-current portion of deferred revenues reported as part of other long-term liabilities on the Company’s consolidated and combined balance sheets as of December 31, 2025 and December 31, 2024, respectively. Non-current portion of deferred revenues was $1.0 million as of January 1, 2024.

Accounts receivable, net includes $25.4 million and $13.5 million as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, representing amounts not yet billed to clients. The Company has accrued the unbilled receivables for work performed in accordance with the terms of its contracts with clients.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the client but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from clients is deferred over the contract term. The Company recognized revenue of $0.6 million and $6.4 million during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively, that had been deferred as of January 1, 2025 (Predecessor). The Company recognized revenue of $3.7 million during the period August 1, 2025 to December 31, 2025 (Successor) out of $5.1 million of the deferred revenue acquired as part of the Business Combination on July 31, 2025 (Refer to Note 5, Business Combination). The Company recognized revenue of $5.8 million during the year ended December 31, 2024 (Predecessor) that had been deferred as of January 1, 2024 (Predecessor).

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. The Company recognized $0.1 million and $0.2 million of amortization for these costs during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively, within depreciation and amortization expense in the Company’s consolidated and combined statements of operations. The Company recognized $0.6 million of amortization for these costs during the year ended December 31, 2024 (Predecessor) within depreciation and amortization expense in the Company’s consolidated and combined statements of operations. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from clients in advance for postage. These advanced postage deposits are used to cover the costs associated with postage, with the corresponding postage revenue being recognized as services are performed.

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

Certain of the Company’s contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company estimates its expected costs of satisfying a performance obligation and adds an appropriate margin for that distinct good or service. The Company also uses the adjusted market approach whereby it estimates the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of the Company’s software implementation performance obligations are deemed satisfied at a point in time, typically when client acceptance is obtained.

When evaluating the transaction price, the Company analyzes, on a contract-by-contract basis, all applicable variable consideration. The nature of the Company’s contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. The Company estimates these amounts based on the expected amount to be provided to clients and reduces revenues recognized. The Company does not anticipate significant changes to its estimates of variable consideration.

The Company includes reimbursements from clients, such as postage costs, in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where the Company receives a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2025 (Successor) in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2026	$13,900
2027	8,437
2028	4,401
2029	1,084
2030	860
2031 and thereafter	2,855
Total	$31,537

Research and Development

Research and development costs are expensed as incurred and recorded in selling, general and administrative expense. Research and development costs expensed for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year December 31, 2024 (Predecessor) were $0.1 million, $0.2 million and $0.3 million, respectively.

Advertising

Advertising costs are expensed as incurred and recorded in selling, general and administrative expense. Advertising expense for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year December 31, 2024 (Predecessor) were $0.2 million, $0.1 million and $0.1 million, respectively.

Income Taxes

The Company accounts for income taxes by using the asset and liability method. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to income taxes in income tax benefit/(expense) in the consolidated and combined statements of operations.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to numerous ownership changes, the Company is subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code (the “Code”). Accordingly, valuation allowances have been established against a portion of the net operating losses to reflect estimated Section 382 limitations. The Company also considered the realizability of net operating losses not limited by Section 382. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets are more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that a portion of the deferred tax assets are likely to be realized. Therefore, partial valuation allowances were established against a portion of the Company’s deferred tax assets. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

The Company engages in transactions (i.e. acquisitions) in which the tax consequences may be subject to uncertainty and examination by the various tax authorities. Therefore, judgment is required by the Company in assessing and estimating the tax consequences of these transactions. While the Company’s tax returns are prepared and based on the Company’s interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of the Company’s income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained. Refer to Note 14, Income Taxes for further information.

Loss Contingencies

The Company reviews the status of each significant matter, if any, and assesses its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to loss contingencies, accruals are based on the best information available at the time they are made. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position of the Company. The Company’s liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters.

Operations

A portion of the Company’s labor and operations is situated outside of the United States. The carrying value of long-lived assets that are situated outside of the United States is approximately $28.5 million and $13.3 million as of December 31, 2025 (Successor) and 2024 (Predecessor), respectively.

Foreign Currency Translation

The functional currency for the Company’s subsidiaries located in India, the Philippines, and Mexico is the United States dollar. Included in other expense as sundry expense (income), net in the consolidated statements of operations are net exchange loss of $0.8 million, net exchange gain of $0.7 million and net exchange gain of $0.4 million for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year December 31, 2024 (Predecessor), respectively.

The Company has determined all other international subsidiaries’ functional currency is the local currency. The assets and liabilities of such subsidiaries are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of other comprehensive profit (loss).

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

As the Company experienced a net loss for the period August 1, 2025 to December 31, 2025 (Successor), the Company did not include the effect of 1,326,740 shares of Common Stock issuable upon exercise of 13,267,398 outstanding warrants as of December 31, 2025 (refer to Note 19, Stockholders’ Equity and Warrants) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units (278,212 as of December 31, 2025, refer to Note 18, Stock-Based Compensation) in the calculation of diluted profit (loss) per share for the period August 1, 2025 to December 31, 2025 (Successor), because their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

The following table provides details underlying Company’s loss per basic and diluted share calculation for the period from August 1, 2025 to December 31, 2025 (Successor). All shares and per share amounts have been adjusted for a one share-for-ten shares Reverse Stock Split which took effect on December 12, 2025:

Successor
Consolidated
Period from August 1, 2025 through December 31,
2025
Net loss attributable to common stockholders (A)	$(351,123)
Weighted average common shares outstanding – basic and diluted (B)	11,752,078
Loss Per Share:
Basic and diluted (A/B)	$(29.88)

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

Refer to Note 17, Fair Value Measurement for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents and certain other financial instruments with highly rated financial institutions and limits the amount of credit exposure with any one financial institution. From time to time, the Company assesses the credit worthiness of its clients. Credit risk on trade receivables is minimized because of the large number of entities comprising the Company’s client base and their dispersion across many industries and geographic areas. The Company generally has not experienced any material losses related to receivables from any individual client or groups of clients. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable, net. The Company does not have any clients that account for 10% or more of the total consolidated revenues.

3.    New Accounting Pronouncements

Recently Adopted Accounting Guidance

Effective January 1, 2025 for the annual reporting, the Company adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures. See Note 14 for further information.

There have been no other new accounting pronouncements made effective during fiscal 2025 that have significance, or potential significance, to our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). This ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under this ASU, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU must be applied prospectively to any business combination that occurs after the initial adoption date. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU expands the population of contracts that are excluded from the scope of derivative accounting in ASC 815. It also clarifies that the revenue guidance in ASC 606 initially applies to share-based noncash consideration received from a customer for the transfer of goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses. The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance in ASC 815. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. ASC 832 as originally promulgated contained only disclosure requirements concerning the receipt of government assistance by business entities. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 203 or ASC 958-605, when accounting for government grants. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact this ASU adoption will have on its condensed consolidated interim financial statements.

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

Fresh start accounting requires that new fair values be established for BPA’s assets, liabilities and equity as of the Convenience Date (July 31, 2025, as discussed above), and therefore certain values and operational results of the consolidated financial statements subsequent to July 31, 2025 are not comparable to those in the Company’s consolidated financial statements prior to and including July 31, 2025. The Convenience Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.

Reorganization Value

The reorganization value derived from the range of enterprise values associated with the Plan was allocated to BPA’s identifiable tangible and intangible assets and liabilities based on their fair values. Under ASC 852, Reorganization, value generally approximates the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after the effects of the restructuring. The value of the reconstituted entity (i.e., Successor) was based on management projections and the valuation models as determined by the Company’s financial advisors in setting an estimated range of enterprise values. As set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, the valuation analysis resulted in an enterprise value between $682 million and $800 million, with a mid-point of $741 million. For GAAP purposes, we valued the Successor’s individual assets, liabilities, and equity instruments and determined the value of the enterprise was approximately $733 million as of the Emergence Date, which is between the low-point and the mid-point of the forecast enterprise value ranges approved by the Bankruptcy Court. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.

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

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company’s valuation model using an asset-based methodology of estimated financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the Convenience Date. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, there is no assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Reorganization Items, net

Reorganization items represent (i) expenses incurred relating to the Chapter 11 Cases as a direct result of the Plan, (ii) gains or losses from liabilities settled and (iii) fresh start accounting adjustments, and are recorded in “Reorganization items, net” in the Company’s consolidated and combined statements of operations. Contractual interest expense from the Petition Date through the Emergence Date associated with BPA’s 2026 Indentures was accrued or recorded in the consolidated and combined statement of operations in interest expense, net. Professional service provider charges associated with reorganization that were incurred before the Petition Date are recorded in selling, general and administrative expense in the consolidated and combined statements of operations.

The following table summarizes the losses (gains) on reorganization items, net:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31,	Period from January 1, 2025 through July 31,
	2025	2025
Legal and professional fees	$1,782	$68,404
Derecognition of unamortized debt discount, premium and issuance costs	—	(81,384)
Gain on settlement of liabilities subject to compromise	—	(902,162)
Fresh start accounting adjustments	—	(639,040)
Cost of debt refinancing pursuant to reorganization plan	—	1,591
Gain on rejected contracts and leases	(167)	(1,260)
Gain on settlement of DIP facility	—	(4,000)
DIP credit agreement fees	—	26
Total reorganization items, net	$1,615	$(1,557,825)

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

Leased Real Property

The off-market component of the right of use assets (“ROUA”) was estimated using the Income Approach. Under this approach, the cash flow differential between the contract and market rents for each lease are present valued using a market-derived discount rate. Leases with a present value of contract rent cash flows within 5.0% of the present value of market rent cash flows were assumed to have no off-market component.

Owned Real Property

The fair values of the buildings and land improvements were estimated via the Cost Approach, and the underlying land was valued via the Sales Comparison Approach.

For the buildings and land improvements, utilizing the direct method of the Cost Approach, the replacement cost new (“RCN”) was estimated using construction cost information obtained from published data sources such as Marshall Valuation Service (for the owned location located in the U.S.) or CBRE market reports as well as publicly available data from the Central Public Works Department (for the owned location located in India).

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

(3) Represents reversal of deferred tax asset as of the Emergence Date.

(4) Represents debt issuance costs related to the ABL Facility.

(5) Current maturities of long-term debt were adjusted as follows in accordance with the Plan:

Reinstatement of liabilities subject to compromise	$1,178,002
Borrowing from BR Exar Facility	8,000
Amortization of Unamortized Balance of Debt Issuance Cost	1,056
Issuance of Common Stock to holders of Allowed Notes Claims (April 2026 and July 2026 Noteholders)	(8)
Debt issuance costs related to BR Exar AR Facility	(1,400)
Paydown of the Second Lien Note	(1,500)
Gain on settlement of DIP Facility	(4,000)
Conversion of DIP Facility into Super Senior Term Loan	(6,000)
Repayment of Senior Secured Term Loan	(38,500)
Conversion of DIP Facility into July 2030 Notes	(175,000)
APIC generated on issuance of Successor common stock	(407,355)
Gain on reinstatement of current portion of debt	(770,639)
Total adjustments to current portion of long-term debt	$(217,344)

(6) Adjustments to accounts payable were made as follows:

Reinstatement of accounts payable from liabilities subject to compromise	$35,048
Amount paid/transferred to long term	(4,633)
Gain on Reinstatement of accounts payable	(11,300)
Total adjustments to accounts payable	$19,115

(7) Reinstatement of various liabilities from liabilities subject to compromise were made as follows:

Customer Deposits	$17,696
Related Party Payable	1,311
Current portion of finance lease liabilities	290

(8) Represents income tax effects of the reorganization including changes in current and deferred tax balances as of the Emergence Date.

(9) Adjustments to Accrued Liabilities were made as follows:

Reinstatement of accrued liabilities from liabilities subject to compromise	$25,565
Gain on reinstatement of accrued liabilities	(5,380)
Total adjustments to accrued liabilities	$20,185

(10) Adjustments to Accrued Compensation and Benefits were made as follows:

Reinstatement of Accrued Compensation and Benefits from liabilities subject to compromise	$45,717
Gain on settlement of Accrued Compensation and Benefits	(7,031)
Amount transferred to long term	(30,124)
Total adjustments to accrued compensation and benefits	$8,562

(11) Adjustments to Accrued Interest were made as follows:

Reinstatement of accrued interest from liabilities subject to compromise	$118,272
Gain on settlement of accrued interest	(107,811)
Payment of accrued interest on Senior Secured Term Loan	(596)
Conversion of Accrued Interest on the DIP Facility to July 2030 Notes	(7,988)
Total adjustments to accrued interest	$1,877

(12) Adjustments to Long-term debt, net of current maturities were made as follows:

Issuance of July 2030 Notes (a)	$200,988
Borrowing from ABL Facility	58,653
Borrowing from Super Senior Term Loan	40,000
Conversion of DIP Facility to July 2030 Notes	6,000
Debt Issuance cost on Super Senior Secured Facility	(50)
Total adjustments to long-term debt, net of current maturities	$305,591
(a)	Includes $18.0 million of principal amount of July 2030 Notes held by a subsidiary of the Company other than the issuer or a guarantor as of July 31, 2025 that are eliminated on consolidation.

(13) Adjustments to other long-term liabilities were made as follows:

Reinstatement of Other long-term liabilities balance from liabilities subject to compromise	$2,578
Accounts payable to be paid in long term as per the Plan considered long term	4,633
Accrued compensation and benefits to be paid in long term as per the Plan considered long term	30,124
Total adjustments to other long-term liabilities	$37,335

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

Fresh Start Adjustments

(16) Reflects fair value adjustments to personal property as well as the elimination of accumulated depreciation and amortization.

(17) Represents implied Goodwill as of the Emergence Date.

(18) Represents step-up to fair value of intangible assets as follows:

	Predecessor	Fresh Start Adjustments	Successor
Intangible Assets, Net
Customer relationships	$90,344	$173,656	$264,000
Internally developed software	7,290	30,510	37,800
Purchased software	15,008	—	15,008
Trade names	5,300	(2,425)	2,875
Outsourced contract costs	1,090	—	1,090
Total	$119,032	$201,741	$320,773

(19) Represents the cumulative effect of the fresh start accounting adjustments discussed above.

(20) Upon adoption of fresh start accounting, foreign currency translation adjustment was reset to zero as part of the revaluation of BPA’s equity structure to reflect the fair value of the reorganized entity.

5.     Business Combination

On July 3, 2025, pursuant to the MIPA, a wholly owned subsidiary of the Company agreed to purchase, subject to certain terms and conditions, BPA. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA, which at the time was involved in the Chapter 11 Cases. This transaction, referred to herein as the Business Combination, was subject to certain conditions subsequent, including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. On July 3, 2025, XBP Europe Holdings, Inc., entered into a Transaction Support Agreement with the BPA Debtors. Pursuant to the Transaction Support Agreement, XBP Europe Holdings, Inc. agreed to, among other things, support the Plan, including seeking stockholder approvals at XBP Europe Holdings, Inc.’s annual shareholder meeting and issuing shares of the Company’s Common Stock, as described in XBP Europe Holdings, Inc.’s definitive proxy statement filed with the SEC on July 15, 2025. On July 29, 2025, BPA consummated the transaction under the Plan and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan and therefore, the conditions subsequent to the MIPA were cleared and the acquisition transaction was deemed closed from an accounting perspective on July 29, 2025.

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

In connection with the Business Combination, certain of Company’s subsidiaries acquired debt facilities totaling $49.0 million outstanding under the Senior Credit Facilities Agreement as discussed in Note 13, Long Term Debt and Credit Facilities. Following the guidance under ASC 805 total fair value of purchase consideration for the transaction was measured at $32.3 million representing the 3,591,555 shares of Common Stock of the Company (the combined entity XBP Global Holdings, Inc.) previously issued to the stockholders of XBP Europe Holdings, Inc. The Company incurred $0.1 million of equity issuance costs and $0.2 million of debt issuance costs in connection with the Business Combination.

The acquired assets and assumed liabilities of XBP Europe Holdings, Inc. were recorded at their estimated fair values. The purchase price allocation for the Business Combination is preliminary and subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

The following table summarizes the consideration paid for XBP Europe Holdings, Inc. by BPA for accounting purposes and the preliminary fair value of the assets acquired and liabilities assumed as of the Convenience Date, including adjustments made in the last three months of 2025 (measurement period adjustments) with a corresponding change to goodwill.

	Amounts Recognized as of Convenience Date (as previously reported)	Measurement Period Adjustments (a)		Amounts Recognized as of Convenience Date (as adjusted)
Cash and cash equivalents	$1,485	$-		$1,485
Accounts receivable	29,467	-		29,467
Inventory	4,292	-		4,292
Prepaid expenses and other current assets	6,824	2,174	(c)	8,998
Property, plant and equipment	14,156	-		14,156
Right-of-use assets	4,774	-		4,774
Deferred income tax assets	3,177	(2,347)	(c)	830
Related party long term notes receivable	19,864	-		19,864
Other noncurrent assets	944	-		944
Intangible assets, net	38,360	-		38,360
Implied goodwill	55,847	109	(b),(c)	55,956
Total identifiable assets acquired	$179,190	$(64)		$179,126
Liabilities Assumed:
Accounts payable	17,290	-		17,290
Related party payables	4,129	-		4,129
Accrued liabilities	24,946	3,739	(b),(c)	28,685
Accrued compensation and benefits	23,056	-		23,056
Customer deposits	378	-		378
Deferred revenue	5,123	-		5,123
Operating lease liabilities	4,828	-		4,828
Long-term debts	49,014	-		49,014
Related party notes payable	1,597	-		1,597
Deferred tax liabilities	3,525	-		3,525
Pension liabilities (b)	11,141	(3,803)	(b)	7,338
Other long-term liabilities	1,835	-		1,835
Total liabilities assumed	$146,862	$(64)		$146,798
Total Consideration	$32,328	$-		$32,328
(a)	The change in the estimated fair value is primarily to better reflect market participant assumptions about facts and circumstances existing as of the convenience date. The measurement period adjustments did not result from intervening events subsequent to the convenience date.
(b)	As adjusted, comprised of $3.8 million decrease in pension liabilities and $0.7 million increase in accrued liabilities due to pension related adjustments with a resulting $3.1 million decrease in implied goodwill. This measurement period adjustment did not have a material impact on our earnings.
(c)	As adjusted, comprised of $2.2 million increase in prepaid expenses and other current assets due to income tax receivables, $3.0 million increase in accrued liabilities due to income tax payable, $2.3 million decrease in net deferred income tax assets with a resulting $3.2 million increase in implied goodwill. This measurement period adjustment did not have a material impact on our earnings.

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
		$38,360

As of the date of the Business Combination, the weighted-average useful life of total identifiable intangible assets acquired in the Business Combination, excluding goodwill, is 11.7 years.

The Company expects to realize revenue synergies, leverage, brand awareness, stronger margins, greater free cash flow generation, and expand its existing sales channels, and utilize the existing workforce. The Company also anticipates opportunities for growth through the ability to leverage additional future services and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of XBP Europe Holdings, Inc.’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. The Company engaged a third-party valuation firm to aid management in its analysis of the fair value of the assets and liabilities. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. $60.9 million of revenue and $7.1 million of net loss for XBP Europe Holdings, Inc. are included in consolidated revenues and net loss, respectively, in the consolidated statements of operations for the period August 1, 2025 to December 31, 2025.

Transaction Costs

The Company incurred approximately $2.5 million in advisory, legal, accounting and management fees in conjunction with the Business Combination. These costs do not include the legal and other fees paid for the Restructuring as discussed in Note 1, Description of the Business. These costs were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of operations for the period August 1, 2025 to December 31, 2025 (Successor).

Pro-Forma Information

Following are the supplemental consolidated results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2024 for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net Revenue	$879,629	$1,017,896
Net Loss	(95,039)	(67,869)

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

6. Inventories

Inventories, net consist of the following:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Work in process	$582	$610
Finished goods	5,852	576
Supplies and parts	6,370	6,070
Less: Allowance for obsolescence	(1,439)	(52)
	$11,365	$7,204

Finished goods inventory includes $1.4 million and $0.1 million of allowance for obsolescence as of December 31, 2025 (Successor) and 2024 (Predecessor), respectively. The Company’s allowance for obsolescence is based on a policy developed by historical experience and management judgment.

7. Accounts Receivable

Accounts receivable, net consist of the following:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Billed receivables	$104,244	$3,099
Unbilled receivables	25,364	13,459
Other	6,333	5,384
Less: Allowance for credit losses	(5,660)	(3,279)
	$130,281	$18,663

Unbilled receivables represent balances recognized as revenue that have not been billed to the client. The Company’s allowance for credit losses is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

The following table describes the changes in the allowance for expected credit losses for the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) (all related to accounts receivable):

December 31,
2025
Balance at January 1 of the allowance for expected credit losses (Predecessor)	$3,279
Provision for expected loss	914
Write-off charged against the allowance	(162)
Recoveries collected	(1,192)
Foreign currency exchange rate adjustment	8
Balance at July 31 of the allowance for expected credit losses (Predecessor)	$2,847
Balance at August 1 of the allowance for expected credit losses (Successor)	3,764
Provision for expected loss	2,367
Write-off charged against the allowance	(132)
Recoveries collected	(360)
Foreign currency exchange rate adjustment	21
Balance at December 31 of the allowance for expected credit losses (Successor)	$5,660

December 31,
2024
Balance at January 1 of the allowance for expected credit losses (Predecessor)	$5,580
Provision for expected loss	18,094
Write-off charged against the allowance (a)	(17,887)
Recoveries collected	(2,517)
Foreign currency exchange rate adjustment	9
Balance at December 31 of the allowance for expected credit losses (Predecessor)	$3,279

(a)	The significant increase in the write-off of receivables for the year ended December 31, 2024, is primarily attributable to a write-off resulting from a contract modification with a major client. This was a unique event, and no similar trends or material write-offs due to contract modifications have been noted in the current reporting year.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Prepaids	$25,786	$21,422
Deposits	2,913	936
	$28,699	$22,358

9. Leases

The Company leases numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico and the Philippines. The Company’s facilities house general offices, sales offices, service locations, and production facilities. Substantially all of the Company’s operations facilities are leased under long-term leases with varying expiration dates, except for the few owned locations. The Company regularly obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

The Company’s ROU assets and lease liabilities as of December 31, 2025 (Successor) and 2024 (Predecessor) recorded on the consolidated and combined balance sheets are as follows:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$30,339	$30,543
Current portion of operating lease liabilities	9,814	9,210
Operating lease liabilities, net of current portion	22,530	23,907
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	16,043	15,778
Current portion of finance lease liabilities	4,390	5,441
Finance lease liabilities, net of current portion	6,857	6,381

Supplemental balance sheet information related to leases is as follows:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	3.4 Years	3.6 Years
Finance leases	3.3 Years	2.4 Years

Weighted-average discount rate
Operating leases	16.9%	16.8%
Finance leases	20.2%	18.4%

The interest on financing lease liabilities was $1.0 million, $1.3 million and $1.8 million for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor), respectively. The amortization expense on finance lease ROU assets was $3.1 million, $2.5 million and $4.7 million for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor), respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
	Leases	Leases
2026	$6,373	$14,287
2027	3,666	12,391
2028	2,655	7,871
2029	1,644	4,709
2030	659	1,678
2031 and thereafter	584	981
Total lease payments	15,581	41,917
Less: Imputed interest	(4,334)	(9,573)
Present value of lease liabilities	$11,247	$32,344

Consolidated rental expense for all operating leases was $15.5 million, $21.2 million and $30.1 million for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor), respectively.

The following table summarizes the cash paid and related ROU operating finance or operating lease recognized for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor).

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025	Period from January 1, 2025 through July 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,971	$8,791	$15,137
Financing cash flows for finance leases	2,700	2,947	6,573
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	1,353	7,870	10,740
Finance leases	2,020	3,574	12,028

10. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation and amortization, and consist of the following:

		Successor	Predecessor
		Consolidated	Combined and Consolidated
	Estimated Useful Lives	December 31,	December 31,
	(in Years)	2025	2024
Land	N/A	$8,515	$6,288
Buildings and improvements	7 – 40	13,663	12,203
Leasehold improvements	Shorter of life of improvement or lease term	15,712	36,328
Vehicles	5 – 7	335	558
Machinery and equipment	5 – 15	18,134	32,300
Computer equipment and software	3 – 8	16,678	77,719
Furniture and fixtures	5 – 15	3,173	5,777
Finance lease right-of-use assets	Shorter of life of the asset or lease term	17,840	67,879
		94,050	239,052
Less: Accumulated depreciation and amortization		(11,094)	(193,946)
Property, plant and equipment, net		$82,956	$45,106

Depreciation and amortization expense related to property, plant and equipment was $10.0 million, $7.1 million and $16.0 million for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor), respectively.

11.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the Convenience Date fair values less accumulated amortization as of December 31, 2025 (Successor) and consist of the following:

		Successor
		Consolidated
	Weighted Average	December 31, 2025
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	11.0	$292,855	$(11,076)	$281,779
Trade names—indefinite-lived (b)	Indefinite-lived	2,875	—	2,875
Trade names—others (c)	8.0	9,029	(470)	8,559
Outsourced contract costs	5.0	1,133	(94)	1,039
Internally developed software	5.0	39,381	(3,311)	36,070
Purchased software	8.0	15,009	(1,251)	13,758
Intangibles, net		$360,282	$(16,202)	$344,080

		Predecessor
		Combined and Consolidated
	Weighted Average	December 31, 2024
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	7.8	$490,166	$(388,565)	$101,601
Developed technology	0.2	88,554	(88,501)	53
Trade names—indefinite-lived (b)	Indefinite-lived	5,300	—	5,300
Outsourced contract costs	2.0	17,660	(16,496)	1,164
Internally developed software	2.2	56,285	(47,610)	8,675
Purchased software	9.0	26,749	(10,700)	16,049
Intangibles, net		$684,714	$(551,872)	$132,842

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions. $14.6 million of gross carrying amount of intangible assets was fully amortized and written off during the year 2024.
(b)	The carrying amounts of trade names—indefinite-lived as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor) represent indefinite-lived intangible assets and is net of accumulated impairment losses of $0 and $44.1 million, respectively.
(c)	The carrying amount of trade names—others as of December 31, 2025 (Successor) represents definite-lived intangible asset and is net of accumulated impairment losses of $0.

Aggregate amortization expense related to intangible assets was $16.2 million and $15.1 million for the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Aggregate amortization expense related to intangible assets was $34.3 million for the year ended December 31, 2024 (Predecessor).

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2026	$37,427
2027	37,144
2028	37,144
2029	37,033
2030	33,480
2031 and thereafter	158,977
Total	$341,205

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with clients. The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 21, Segment Information).

Goodwill by reporting segment consists of the following:

	Successor
	Consolidated
	Balances as at August 1, 2025 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2025 (a)
Applied Workflow Automation	$356,777	$—		$(683)	(b)	$(240,292)	$—	$115,802
Technology	153,287	792	(b)	—		(80,000)	—	74,079
Total	$510,064	$792		$(683)		$(320,292)	$—	$189,881

	Predecessor
	Combined and Consolidated
	Balances as at January 1, 2025 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances as at July 31, 2025 (a)
Applied Workflow Automation	$39,718	$—		$—		$—	$—	$39,718
Technology	—	—		—		—	—	—
Total	$39,718	$—		$—		$—	$—	$39,718

	Predecessor
	Combined and Consolidated
	Balances as at January 1, 2024 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2024 (a)
Applied Workflow Automation	$147,542	$—		$—		$(108,489)	$665	$39,718
Technology	—	—		—		—	—	—
Total	$147,542	$—		$—		$(108,489)	$665	$39,718

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to Applied Workflow Automation and Technology was $240.3 million and $80.0 million, respectively, at December 31, 2025 (Successor). Accumulated impairment relating to Applied Workflow Automation was $309.3 million and $731.1 million at December 31, 2024 (Predecessor) and January 1, 2024 (Predecessor), respectively.
(b)	Additions/Deletions represent measurement period adjustments as discussed in Note 5, Business Combination.

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.

During the period August 1, 2025 to September 30, 2025 (Successor), the Company experienced a sustained and significant decline in its market capitalization causing the market capitalization to fall below the Company’s book value after the application of fresh start accounting at Emergence Date. Management concluded that this sustained decline, combined with revised long-term projections compared to those used to compute enterprise value of the reconstituted Successor as set forth in the Disclosure Statement for Joint Plan of Reorganization approved by the Bankruptcy Court, represented a triggering event under ASC 350, Intangibles – Goodwill and Other. As a result, the Company performed an interim quantitative goodwill impairment assessment for all reporting units as of September 30, 2025 (Successor).

The Company’s interim impairment assessment as of September 30, 2025 (Successor) utilized Discounted Cash Flow Method of the Income Approach and the Guideline Public Company Method of the Market Approach to determine the reporting units’ fair values. For the Discounted Cash Flow Method, we utilized discounted cash flow projections using market participant weighted average cost of capital calculation. The Guideline Public Company Method utilizes market data of similar publicly traded companies. In connection with the completion of the interim impairment test, the Company recorded an impairment charge of $215.8 million and $80.0 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment and Technology segment, respectively as of September 30, 2025 (Successor). The Company did not update its analysis for purposes of the annual impairment test as of October 1, 2025 as the measurement date of the interim impairment test performed as of September 30, 2025 was one day from the annual impairment test date.

Additionally, later during the fourth quarter of 2025 (Successor), the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on changes in the Company’s long-term projections, concluding that a triggering event for an impairment analysis had occurred for certain reporting units reported under the Applied Workflow Automation segment. Revised long-term projections resulted in lower than previously projected long-term future cash flows for certain reporting units which reduced the estimated fair values to below their carrying values. Accordingly, the Company performed quantitative impairment test as of December 31, 2025 (Successor), resulting in an impairment charge of $24.5 million to goodwill relating to the reporting units reported under the Applied Workflow Automation segment. Therefore, as a result of these two interim impairment assessments performed on September 30, 2025 (Successor) and December 31, 2025 (Successor), impairment charges totaling $320.3 million, were recorded to goodwill for the period August 1, 2025 to December 31, 2025 (Successor).

The impairment charges are included within impairment of goodwill in the consolidated and combined statements of operations.

12. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Accrued taxes (exclusive of income taxes)	$8,528	$7,020
Accrued lease exit obligations	420	108
Accrued professional and legal fees	2,964	3,418
Accrued expenses	30,625	20,124
Accrued legal reserve for pending litigation (including legal service fee)	2,787	9,940
Accrued transaction costs	514	2,777
Other accruals	1,263	1,511
	$47,101	$44,898

Other Long-term liabilities consist of the following:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Deferred revenue	$311	$357
Accrued lease exit obligations	208	373
Accrued compensation expense	366	476
Private warrants liability	3	—
Customer deposits under long term contracts	2,311	763
BPA's general unsecured claims	6,847	—
BPA's Priority Tax Claims (1)	29,518	—
Other	1,107	834
	$40,671	$2,803

(1)	Consists of BPA’s pre-petition governmental tax obligations accorded priority status under the Plan per U.S. Bankruptcy Code. These claims are non-dischargeable and will be paid in full, with statutory interest, over a maximum five-year period from the Petition Date pursuant to the Plan.

13.     Long-term Debt and Credit Facilities

Disclosure under this footnote should be read in conjunction with the “Chapter 11 Reorganization” disclosure included under Note 1, Description of the Business.

Successor Indebtedness (outstanding following the Restructuring)

July 2030 Notes

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (for this purpose, together, the “2030 Notes Issuers”), certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “July 2030 Notes Indenture”) governing the Company’s 12.0% First-Priority Senior Secured Notes due 2030 (the “July 2030 Notes”). The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. In December 2025, the Company issued an additional $4.0 million in aggregate of principal amount of the July 2030 Notes generating net proceeds of $3.5 million.

The July 2030 Notes bear interest at a fixed rate of 12.0% per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing January 15, 2026, and mature on July 15, 2030. Interest on overdue amounts accrues at the stated rate plus 2.0% per annum. $187.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of December 31, 2025.

The July 2030 Notes may be redeemed, in whole or in part, at the 2030 Notes Issuers’ option at any time, upon not less than 10 nor more than 30 days’ prior notice, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the July 2030 Notes are subject to repurchase requirements upon the occurrence of certain specified events, including upon a change of control, at 101% of principal plus accrued and unpaid interest and on certain asset sales or debt proceeds at 100% of principal plus accrued and unpaid interest.

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

The obligations under the July 2030 Notes are fully and unconditionally guaranteed on a senior secured basis by the 2030 Notes Issuers’ U.S. subsidiary guarantors and are secured by liens on the collateral of the 2030 Notes Issuers and such guarantors, subject to permitted liens and the terms of the Super Senior, ABL and Equal Priority Intercreditor Agreements. Under these agreements, the ABL Lenders (as described below) hold first-priority liens on receivables, inventory, cash and related assets, while the Super Senior Term Loan Lenders (as described below) and July 2030 Noteholders hold junior liens on such assets. With respect to fixed assets, equity interests, intellectual property and related assets, the Super Senior Term Loan Lenders hold first-priority liens and July 2030 Noteholders share equal second-priority liens on a pari passu basis with holders of outstanding general unsecured claims in the Chapter 11 Cases, while the ABL Lenders hold junior liens.

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of the Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (as amended, the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provided for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, stepping down to 7.3% per annum upon the establishment of an Incremental Facility, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum, stepping down to 8.3% per annum upon the establishment of an Incremental Facility. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of December 31, 2025, there were borrowings of $46.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults, the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by a first-priority lien on substantially all of the assets of the Super Senior Term Loan Borrowers' and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million (or $10.0 million after the incurrence of any Incremental Facility). The Super Senior Term Loan Borrowers were in compliance with all financial covenants as of December 31, 2025.

Second Lien Note

On February 27, 2023, BPA, through its subsidiary Exela Receivables 3, LLC, and BRF Finance Co., LLC entered into a Secured Promissory Note pursuant to which BPA borrowed $31.5 million from BRF Finance Co., LLC secured by a second lien pledge of Exela Receivables 3, LLC, a subsidiary of BPA (as amended, the “Second Lien Note”). The Second Lien Note was originally scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. On July 29, 2025, BPA entered into an Amended and Restated Second Lien Credit Agreement with BRF Finance Co., LLC. The amendment was executed in connection with BPA’s emergence from the Chapter 11 Cases to align the terms of the Second Lien Note with the Company’s new capital structure and intercreditor arrangements. The revised agreement extended the maturity of the Second Lien Note to March 30, 2026. At the option of the Company, the maturity of the Second Lien Note was further extended to September 30, 2026.

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities; specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Notes requires the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with all financial covenants as of December 31, 2025.

During 2024 (Predecessor), the Company had repaid $6.0 million principal amount of the Second Lien Note. The loss on early extinguishment of the debt during the year ended December 31, 2024 (Predecessor) totaled $0.4 million and is inclusive of $0.4 million write off of debt issuance costs. As of December 31, 2024 (Predecessor), there were borrowings of $25.5 million outstanding under the Second Lien Note payable at maturity. During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), the Company repaid $3.8 million and $6.0 million, respectively, in principal amount of the Second Lien Note. The loss on early extinguishment of debt during the period August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor) totaled $0 and $0.1 million, respectively and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s consolidated and combined statements of operations. As of December 31, 2025 (Successor), there were borrowings of $15.8 million outstanding under the Second Lien Note included in the current portion of long-term debt in the consolidated balance sheet.

ABL Facility

On July 29, 2025, Exela Technologies BPA, LLC and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a $150.0 million Asset-Based Lending Credit and Security Agreement (as amended, the “ABL Facility”) with MidCap Funding IV Trust, as administrative and collateral agent (the “Agent”), and a syndicate of lenders (the “ABL Lenders”). The ABL Facility was executed in connection with BPA’s emergence from the Chapter 11 Cases and provides for revolving commitments of up to $150.0 million, with an option to increase to $175.0 million through an additional tranche. The borrowing availability under the ABL Facility is limited to the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, which is calculated by reference to eligible billed and unbilled receivables, certain other receivables, eligible cash, and related assets, reduced by reserves established by the Agent. Borrowings under the ABL Facility bear an interest at Term SOFR plus an applicable margin ranging from 3.8% to 4.3%, depending on the ABL Borrowers’ trailing twelve-month EBITDA, subject to a 1.0% SOFR floor. Interest is payable monthly, with a 2.0% default premium. In addition to interest, the ABL Borrowers are required to pay an unused commitment fee of 0.5% per annum on the average daily unused portion of the commitments, customary letter of credit fees on the face amount of each outstanding letter of credit, a collateral management fee payable to the Agent, and a minimum balance fee if borrowings under the ABL Facility fall below 20.0% of the Borrowing Base.

As of December 31, 2025 (Successor), there were borrowings of $76.8 million outstanding under the ABL Facility. There were unamortized debt issuance costs of $1.9 million on the ABL Facility as of December 31, 2025 included in other noncurrent assets on the consolidated balance sheet. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

The obligations under the ABL Facility are guaranteed on a joint and several basis by substantially all of the ABL Borrowers’ U.S. subsidiaries. The liens securing the ABL Facility are subject to an Intercreditor Agreement (the “ABL Intercreditor Agreement”) dated July 29, 2025, among MidCap Funding IV Trust, Ankura Trust Company, LLC, as Term Agent, BRF Finance Co., LLC, as Riley Agent, and U.S. Bank Trust Company, National Association, as July 2030 Notes Trustee. The ABL Intercreditor Agreement governs lien priorities including (i) relative priorities for the collateral securing the ABL Facility obligations, the Super Senior Term Loan obligations, the July 2030 Notes Indenture obligations and the Second Lien Note obligations; (ii) collateral priorities securing (a) any Second Lien Note obligations, (b) any Super Senior Term Loan obligations, (c) any July 2030 Notes Indenture obligations, or (d) any Excess ABL Debt; and (iii) prohibition on contesting liens. The ABL Facility is secured by a first-priority lien on certain ABL Priority Collateral (including receivables, cash, inventory, deposit accounts, and related assets) and a junior lien on certain Term Priority Collateral (as defined therein), subject to the ABL Intercreditor Agreement.

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business, with a minimum fixed charge coverage ratio, tested if excess availability falls below a defined threshold. The ABL Facility requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The ABL Facility also requires maintaining minimum excess availability of not less than $7.5 million at any time for three (3) or more consecutive business days through June 30, 2026. The Company was in compliance with all financial covenants as of December 31, 2025 (Successor).

Senior Credit Facilities Agreement

In June 2024, XBP Europe, Inc., a wholly owned subsidiary of the Company, together with certain other subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with HSBC UK Bank plc (“HSBC”) for a £15.0 million and €10.5 million secured credit facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2028 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2028 Term Loan B Facility”, collectively with the 2028 Term Loan A Facility, the “2028 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “Revolving Credit Facility”), and, together with the 2028 Term Loan Facilities, (the “Senior Credit Facilities”). Pursuant to the original Facilities Agreement, the 2028 Term Loan Facilities mature on June 26, 2028, and the Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. Borrowings under the 2028 Term Loan A Facility, the 2028 Term Loan B Facility and Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

On July 25, 2025, an amendment to the Facilities Agreement was executed to permit the borrowing of an additional sum of €16.1 million, the equivalent of £14.0 million, under the Revolving Credit Facility. The drawdowns were made in Euro and used for general corporate purposes. This amendment extended the maturity of the Revolving Credit Facility to June 26, 2028, and updated certain definitions and covenants reflecting the Company’s new corporate structure following the Business Combination as discussed in Note 5, Business Combination.

The Senior Credit Facilities continue to be secured by first-ranking security interests over substantially all assets of XBP Europe, Inc. and other borrower and guarantor subsidiaries, including cash, receivables, inventory, intercompany receivables, shares in subsidiaries, and related assets. The amendment added a new covenant restricting XBP Global Holdings, Inc., as the parent of XBP Europe, Inc., from providing certain guarantees or other credit support. Except as otherwise provided by applicable law, all obligations under the Facilities Agreement are jointly and severally unconditionally guaranteed by the European subsidiaries of XBP Europe, Inc.

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of £150 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of €525 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the period August 1, 2025 to December 31, 2025, the Company repaid $1.6 million of outstanding principal amount under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of December 31, 2025, the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.8 million, $8.6 million, and $35.6 million, respectively.

The Facilities Agreement contains financial covenants including, but not limited to, (i) a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. The Facilities Agreement and indenture governing the Senior Credit Facilities contains certain affirmative and negative covenants limiting the ability of the XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. As of December 31, 2025, the Company was in compliance with all affirmative and negative covenants under its Facilities Agreement, including all financial covenants, except for a temporary technical non‑compliance with the net leverage covenant arising from the timing of an intercompany cash transfer on December 31, 2025. The lender has acknowledged this matter, and no remedies were exercised or are expected to be exercised.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection with each monthly sale of certain existing receivables, up to and including December 31, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $15.2 million and $22.1 million, net of legal and other fees of $1.8 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $17.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $23.0 million and $25.8 million under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of December 31, 2025, and December 31, 2024, there was a $1.4 million and $7.8 million of outstanding balance, respectively, under the BR Exar AR Facility included in the current portion of long-term debt in the consolidated and combined balance sheets.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated the aggregate $1.8 million and $1.6 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost, and $0 and $1.7 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Amortizations of the debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the consolidated and combined statements of operations.

Amended Factoring Agreement

On September 15, 2023, certain European subsidiaries of the Company entered into an amendment to a secured borrowing facility (the “Amended Factoring Agreement”) for a non-recourse factoring program pursuant to which an unrelated third party (the “Factor”) purchases certain approved and partially approved accounts receivables (as defined in the Amended Factoring Agreement) from certain subsidiaries of the Company (the “Relevant Entities”) up to a maximum amount of €15.0 million while assuming the risk of non-payment on the purchased accounts receivables up to the level of approval. The Relevant Entities have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the relevant entities.

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, Transfers and Servicing, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of accounts receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows.

As of December 31, 2025, the Company’s outstanding factored accounts receivable totalled approximately $2.6 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totalling approximately $0.3 million for the period August 1, 2025 to December 31, 2025 (Successor), which is presented in selling, general and administrative expenses on the consolidated statements of operations.

Predecessor Indebtedness (not outstanding following the Restructuring)

Predecessor’s July 2026 Notes

As of December 31, 2024, there was outstanding $24.0 million aggregate principal amount of 11.5% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Predecessor. The July 2026 Notes were guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bore interest at a rate of 11.5% per year. The Predecessor was required to pay interest on the July 2026 Notes on January 15 and July 15 of each year and commenced making such interest payments on July 15, 2022. Following the Restructuring, the July 2026 Notes were reclassified as liabilities subject to compromise and were discharged on July 29, 2025 by issuance of Common Stock of the Company to holders of claims relating to such notes in the Restructuring. Refer to Note 4, Fresh Start Accounting.

Predecessor’s April 2026 Notes

As of December 31, 2024, there was outstanding $1,231.1 million aggregate principal amount of 11.5% First-Priority Senior Secured Notes scheduled to mature April 15, 2026 (the “April 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Predecessor. The April 2026 Notes were guaranteed, by the same guarantors that guaranteed the July 2026 Notes (other than certain guarantors that had ceased to have operations or assets) and by certain of the Predecessor’s other affiliates. The April 2026 Notes bore interest at a rate of 11.5% per year. The Predecessor was required to pay interest on the April 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2023. Interest historically was payable in cash or, subject to the terms of the governing indenture, in kind through the issuance of additional April 2026 Notes.

Following the Restructuring, the April 2026 Notes were reclassified as liabilities subject to compromise and were discharged on July 29, 2025, by issuance of Common Stock of the Company to holders of claims relating to such notes in the Restructuring. Refer to Note 4, Fresh Start Accounting.

Predecessor’s Senior Secured Term Loan

As of December 31, 2024, there was $38.5 million outstanding under a financing agreement among Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Predecessor, as borrowers and certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a term loan maturing January 14, 2026 (“Senior Secured Term Loan”). The Senior Secured Term Loan was, at the option of the Company, either a Reference Rate Loan, or a Secured Overnight Financing Rate (“SOFR”) Loan. Each portion of the Senior Secured Term Loan that was a Reference Rate Loan bore interest on the principal amount outstanding from the date of the Senior Secured Term Loan until repaid, at a rate per annum equal to the Reference Rate plus the Applicable Margin. “Reference Rate” for any period meant the greatest of (i) 4.00% per annum, (ii) the federal funds rate plus 0.50% per annum, (iii) the Adjusted Term SOFR (which rate was to be calculated based upon an interest period of 1 month and should be determined on a daily basis) plus 1.00% per annum, and (iv) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States. “Applicable Margin,” with respect to the interest rate of (a) any Reference Rate Loan was 10.39% per annum, and (b) any SOFR Rate Loan was 11.39% per annum. SOFR Rate Loans bore interest on the principal amount outstanding, at a rate per annum equal to the Adjusted Term SOFR rate for the Interest Period in effect for the Term Loan plus Applicable Margin. “Adjusted Term SOFR” meant the rate per annum equal to Term SOFR for such calculation, plus 0.26161%. “Term SOFR,” for calculation with respect to a SOFR Rate Loan, was the per annum forward-looking term rate based on secured overnight financing rate for a tenor comparable to the applicable interest period on the day that was two business days prior to the first day of such interest period. However, with respect to a Reference Rate Loan, “Term SOFR” meant the per annum forward-looking term rate based on secured overnight financing rate for a tenor of three months on the day that was two business days prior to such day. Term SOFR was subject to a floor rate of 4.00%.

The Predecessor had an option to prepay the principal of the Senior Secured Term Loan, subject to the payment of accrued interest and applicable premiums. The outstanding principal amount on the Senior Secured Term Loan was repaid in full on July 29, 2025 along with accrued interest (including default interest) and the applicable premium.

Predecessor’s Securitization Facility

On June 17, 2022, the Predecessor entered into an amended and restated receivables purchase under an existing $150.0 million securitization facility (the “Securitization Facility”) among certain of the Company’s subsidiaries, Exela Receivables 3, LLC (the “Securitization Borrower”), Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”) and certain global financial institutions (the “Purchasers”). The amended agreement provided that the SPEs were permitted to sell certain accounts receivable to the Purchasers until June 17, 2025. Under the amended agreement, transfers of accounts receivable from the SPEs were treated as sales and were accounted for as a reduction in accounts receivable, because the agreement transferred effective control over and risk related to the accounts receivable to the Purchasers. The Predecessor and related subsidiaries had no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable were no longer available to satisfy creditors of the Predecessor or its subsidiaries.

Accounts receivable were sold at face value, and the Predecessor de-recognized $509.0 million of accounts receivable under this agreement during the year ended December 31, 2024 (Predecessor). The amount remitted to the Purchasers during fiscal year 2024 was $508.2 million. Unsold accounts receivable of $26.2 million had been pledged by the SPEs as collateral to the Purchasers as of December 31, 2024 (Predecessor) and were included in accounts receivable, net in the combined and consolidated balance sheet as of December 31, 2024 (Predecessor). The program resulted in a pre-tax loss of $8.9 million for the year ended December 31, 2024 (Predecessor). The Predecessor de-recognized approximately $257.7 million of accounts receivable under this agreement during the period from Janaury 1, 2025 through July 31, 2025 (Predecessor). The amount remitted to the Purchasers during the period from Janaury 1, 2025 through July 31, 2025 (Predecessor) was approximately $254.3 million. The program resulted in a pre-tax loss of approximately $4.2 million for period from Janaury 1, 2025 through July 31, 2025 (Predecessor). The Securitization Facility was terminated on July 29, 2025.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the combined and consolidated statements of cash flows for the year ended December 31, 2024 (Predecessor) and for period from Janaury 1, 2025 through July 31, 2025 (Predecessor).

Predecessor’s Debtor-in-Possession Financing

On March 3, 2025, BPA filed the Chapter 11 Cases. In connection with the Chapter 11 Cases, Exela Finance, Inc. and Exela Intermediate LLC and the guarantors party thereto entered into a debtor-in-possession (“DIP”) financing agreement totaling $185.0 million. The DIP facility consisted of a total of $80.0 million in new money loans and $105.0 million in “rolled-up” prepetition notes. The DIP facility was critical for BPA’s operations during the Chapter 11 Cases.

As collateral, BPA granted security interests and liens to Ankura Trust Company, LLC, for the benefit of the lenders, with the liens being senior to the prepetition financing agreements, subject to certain limited exceptions.

The DIP Facility loans were due for repayment on the earliest of August 1, 2025, substantial consummation of the Plan, or other specified events. Interest accrued at 12.00% per annum for the new money loans and 11.50% per annum for the roll-up loans, with interest capitalized monthly on a paid-in-kind basis. As of the Emergence Date, total outstanding amount of debtor-in-possession obligations under DIP facility was $193.0 million including accrued interest and interest capitalized monthly on a paid-in-kind basis. Following the Restructuring, the Company issued $183.0 million of July 2030 Notes (as described above) in a cashless rollover of a comparable amount of debtor-in-possession obligations with the remaining $10.0 million of debtor-in-possession obligations being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan (as described above).

Long-Term Debt Outstanding

As of December 31, 2025 (Successor), and December 31, 2024 (Predecessor), the following debt instruments were outstanding:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Other (a)	$14,921	$11,324
Secured borrowings under BR Exar AR Facility (b)	1,257	7,030
Senior secured term loan (c)	—	36,936
July 2026 Notes (d)	—	23,200
April 2026 Notes (e)	—	1,331,953
Second Lien Note maturing September 30, 2026 (f)	15,775	24,509
2028 Term Loan Facilities maturing June 26, 2028 (g)	10,862	—
Revolving Credit Facility maturing in June 26, 2028	35,563	—
Super Senior Term Loan maturing July 28, 2028 (h)	45,957	—
ABL Facility maturing July 29, 2028	76,753	—
July 2030 Notes maturing July 15, 2030 (i)	186,513	—
Total debt	387,601	1,434,952
Less: Current portion of long-term debt	(34,334)	(1,433,484)
Long-term debt, net of current maturities (j)	$353,267	$1,468

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with other loans entered into by subsidiaries of the Company. This includes $5.0 million of outstanding principal owed to BREL under a promissory note executed in December 2025.
(b)	Net of unamortized debt issuance cost of $0.2 million as of December 31, 2025; and net of unamortized net original issue discount of $0.7 million and less than $0.1 million of debt issuance cost as of December 31, 2024.
(c)	Net of unamortized debt issuance costs of $1.0 million and net of unamortized original issue discount of $0.6 million as of December 31, 2024.
(d)	Net of unamortized original issue discount of $0.6 million and debt issuance costs of $0.2 million as of December 31, 2024. Following the Restructuring, the July 2026 Notes were reclassified to liabilities subject to compromise and were discharged on July 29, 2025 by issuance of Common Stock of the Company to the noteholders. Refer to Note 4, Fresh Start Accounting.
(e)	Includes unamortized net debt exchange premium of $100.9 million as of December 31, 2024. Following the Restructuring, the April 2026 Notes were reclassified to liabilities subject to compromise and were discharged on

July 29, 2025 by issuance of Common Stock of the Company to holders of claims relating to such notes. Refer to Note 4, Fresh Start Accounting.
(f)	Net of unamortized debt issuance costs of $0 and $1.0 million as of December 31, 2025 and December 31, 2024, respectively.
(g)	Net of unamortized debt issuance costs of $0.6 million as of December 31, 2025.
(h)	Net of unamortized debt issuance costs of less than $0.1 million as of December 31, 2025.
(i)	Net of unamortized debt issuance costs of $0.5 million as of December 31, 2025 and net of $14.0 million of principal amount of July 2030 Notes internally held by a subsidiary of the Company as of December 31, 2025.
(j)	Outstanding amount of $1.5 million of long-term debt, net of current maturities as of December 31, 2024 (Predecessor), represents long term notes payable relating to acquisition of assets. This was not subject to default provisions based on filing for the bankruptcy or a cross-default provision.

As of December 31, 2025 (Successor), maturities of long-term debt are as follows:

Maturity
2026	$35,300
2027	3,933
2028	163,225
2029	—
2030	186,993
Thereafter	—
Total long-term debt	389,451
Less: Unamortized original issue discount and debt issuance cost	(1,850)
$387,601

14.     Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025	Period from January 1, 2025 through July 31, 2025	Year Ended December 31, 2024
United States	$(343,871)	$1,491,457	$(214,395)
Foreign	(2,241)	(924)	9,254
	$(346,112)	$1,490,533	$(205,141)

The provision for federal, state, and foreign income taxes consists of the following:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025	Period from January 1, 2025 through July 31, 2025	Year Ended December 31, 2024
Federal
Current	$511	$(3,374)	$3,693
Deferred	(764)	31,705	245
State
Current	21	392	1,035
Deferred	1,372	4,591	(62)
Foreign
Current	4,090	2,461	4,342
Deferred	(219)	100	756
Income Tax Expense	$5,011	$35,875	$10,009

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for period from August 1, 2025 through December 31, 2025 (Successor) and period from January 1, 2025 through July 31, 2025 (Predecessor) are as follows:

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025		Period from January 1, 2025 through July 31, 2025
	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$(72,684)	21.0%	$313,013	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	1,100	(0.3)	3,936	0.3
Foreign Tax Effects	1,664	(0.5)	2,051	0.1
Effect of Cross-Border Tax Laws	335	(0.1)	297	0.0
Tax Credits	(143)	0.0	(79)	(0.0)
Changes in Valuation Allowances	4,347	(1.3)	(256,058)	(17.1)
Nontaxable or Nondeductible Items:
Restructuring gain	—	—	(314,376)	(21.1)
Fresh start	—	—	278,575	18.7
Goodwill impairment	67,262	(19.4)	—	—
Other	755	(0.2)	8,061	0.5
Other Adjustments:
Uncertain tax positions	2,375	(0.7)	455	0.0
Effective Tax Rate	$5,011	(1.5)%	$35,875	2.4%
(1)	State taxes in California, Minnesota, New York, and New York City made up the majority (greater than 50%) of the tax effect in this category for the period from August 1, 2025 through December 31, 2025 (Successor), and state taxes in California, Illinois, Minnesota, and New York made up the majority (greater than 50%) of the tax effect in this category for the period from January 1, 2025 through July 31, 2025 (Predecessor).

Cash payments of U.S. federal, state and foreign income taxes, net of refunds, were as follows:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025	Period from January 1, 2025 through July 31, 2025
Federal	$63	$25
Texas	—	365
State Other	74	613
India	1,422	1,764
Netherlands	219	—
Germany	991	—
Foreign Other	180	130
	$2,949	$2,897

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for the year ended December 31, 2024 (Predecessor), before the adoption of ASU 2023-09 and as previously disclosed, are as follows:

Predecessor
Combined and Consolidated
Year Ended December 31, 2024
Tax at statutory rate	$(43,080)
Add (deduct)
State income taxes	(4,276)
Foreign income taxes	(77)
Nondeductible goodwill impairment	22,854
Permanent differences	1,878
Changes in valuation allowance	28,788
Unremitted earnings	734
GILTI Inclusion	282
Uncertain tax positions	2,499
Other	407
Income Tax Expense	$10,009

The components of deferred income tax liabilities and assets are as follows:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	December 31,	December 31,
	2025	2024
Deferred income tax liabilities:
Book over tax basis of intangible assets and fixed assets	$(75,921)	$(25,247)
Unremitted foreign earnings	(10,967)	(10,341)
Operating lease and finance lease right-of-use assets	(5,441)	(6,349)
Other, net	(2,793)	(1,607)
Total deferred income tax liabilities	$(95,122)	$(43,544)

Deferred income tax assets:
Allowance for credit losses and receivable adjustments	$1,947	$1,722
Inventory	319	3,064
Accrued liabilities	10,135	15,391
Net operating loss and tax credit carryforwards	51,490	15,495
Tax deductible goodwill	—	1,665
Disallowed interest deduction	125,167	267,032
Operating lease and finance lease liabilities	5,896	6,512
Sec 174 Costs	—	1,991
Debt and credit facilities	—	130,062
Other, net	4,499	3,737
Total deferred income tax assets	$199,453	$446,671

Valuation allowance	(156,926)	(416,245)
Total net deferred income tax liabilities	$(52,595)	$(13,118)

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not the deferred tax assets are expected to be realized. At December 31, 2025 (Successor), the Company recognized $156.9 million of valuation allowances against gross deferred tax assets primarily related to disallowed interest deduction and state and foreign net operating losses. Of this amount, approximately $1.7 million of the total valuation allowance relates to state limitations on the utilization of net operating loss carryforwards due to numerous changes in ownership. Approximately $92.7 million and $13.2 million of the total valuation allowance relates to U.S. federal and state disallowed interest deduction pursuant to the TCJA. The remaining $49.3 million of the valuation allowance relates to non-limited U.S. and foreign net operating losses that are not expected to be realizable.

The net change during the year from December 31, 2024 (Predecessor) in the total valuation allowance was a decrease of $259.3 million primarily driven by fresh start accounting adjustments, including the recognition of deferred tax liabilities associated with revalued assets, which provided a source of taxable income supporting the realizability of certain deferred tax assets. In addition, the decrease reflects the reduction in deferred tax assets related to debt instruments and interest limitation carryforwards under Section 163(j) and the reduction of the corresponding valuation allowances. These decreases were partially offset by valuation allowances recorded on deferred tax assets primarily related to net operating losses generated during the current period and as a result of purchase accounting adjustments. The company has recorded a valuation allowance against these deferred tax assets as of December 31, 2025 (Successor) as it has determined that it is not more likely than not that such deferred tax assets will be realized.

The Company has not performed a detailed analysis under Section 382 of the Internal Revenue Code (the “Code”) with respect to the tax attributes recorded as part of the purchase accounting, therefore, limitations on utilization, if any, have not been determined.

Included in deferred tax assets are federal, foreign and state net operating loss carryforwards, and state tax credit carryforwards due to expire beginning in 2026 through 2044. As of December 31, 2025 (Successor), the Company has state income tax net operating loss (NOL) carryforwards of $323.6 million, which will expire at various dates from 2026 through 2044, and $5.1 million of federal NOLs and $79.9 million of state NOLs that carry forward indefinitely. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL	Foreign NOL
2026–2030	$—	$31,874	$395
2031–2035	—	59,546	—
2036–2044	—	152,284	—
Indefinite	5,071	79,854	33,922
	$5,071	$323,558	$34,317

As of December 31, 2025 (Successor), the Company has foreign net operating loss carryforwards of $34.3 million, $0.2 million of which were generated in Poland and Serbia, $0.2 million were generated in Finland and all of which will expire in 2026 and 2028, respectively. The remainder of the foreign net operating losses will be carried forward indefinitely.

The Company accounts for uncertain tax positions in the Company's financial statements and utilizes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $4.3 million, and $3.5 million at December 31, 2025 (Successor) and 2024 (Predecessor), respectively. Included in the balance of unrecognized tax benefits as of December 31, 2025 (Successor) and 2024 (Predecessor) are $4.3 million and $3.5 million, respectively, of tax benefits that, if recognized, would benefit the effective tax rate. Total accrued interest and penalties recorded on the consolidated balance sheet was $6.2 million and $4.7 million at December 31, 2025 (Successor) and 2024 (Predecessor), respectively. The total amount of interest and penalties recognized in the consolidated statement of operations for the years ended December 31, 2025 (Successor) and 2024 (Predecessor) was $0.8 million and $0.8 million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025	Period from January 1, 2025 through July 31, 2025	Year Ended December 31, 2024
Unrecognized tax benefits—opening balance	$3,225	$3,541	$2,221
Gross increases—tax positions in prior period	8	—	1,531
Gross decreases—tax positions in prior period	(203)	—	—
Gross increases—tax positions in current period	1,336	134	(32)
Settlement	—	(296)	—
Lapse of statute of limitations	(34)	(154)	(179)
Unrecognized tax benefits—closing balance	$4,332	$3,225	$3,541

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations for U.S. purposes is open for tax years ending on or after December 31, 2020. State jurisdictions that remain subject to examination are not considered significant. The Company has significant foreign operations in India and EMEA. The Company may be subject to examination by the India tax authorities for tax periods ending on or after March 31, 2020. In addition, the company is open for examination by German tax authorities for tax periods ending on or after December 31, 2018.

At December 31, 2025 (Successor), the Company maintains its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $151.0 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, India, Mexico and Philippines. The Company recorded $10.4 million and $9.8 million of foreign withholding taxes on the undistributed earnings of these jurisdictions at December 31, 2025 (Successor) and 2024 (Predecessor), respectively. The Company recorded $0.3 million, $0.3 million and $0.7 million of deferred tax expenses in the consolidated and combined statement of operations for period from August 1, 2025 through December 31, 2025 (Successor) and period from January 1, 2025 through July 31, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor), respectively. The foreign withholding taxes deferred expense recorded in the current year is attributable to the current year undistributed earnings.

The Company is continuing to refine the calculation of the Transaction Tax Liabilities. However, the full set of required data to complete the analysis will not be available until 2025 federal income tax return for ETI is filed, which is expected to occur in the next few weeks. The draft analysis reflects tax liabilities below the initial $15 million funding obligation.

15.     Employee Benefit Plans

All of the pension plans as discussed below pertain to the Company’s European subsidiaries, which were acquired as part of the Business Combination (Refer to Note 5, Business Combination).

U.K. Pension Plan

Two of the Company’s subsidiaries in the United Kingdom (“U.K.”) provide pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participant’s leaving the Company or March 31, 2015. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles.

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

Asterion Pension Plan

In 2018, Exela Technologies Holding GmbH acquired the obligation to provide pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants at the earlier of two dates, the participant’s leaving the Company or April 10, 2018.

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

Successor
Consolidated
Period from August 1, 2025 through December 31, 2025
Change in Benefit Obligation:
Benefit obligation at August 1, 2025	$60,233
Service cost	78
Interest cost	1,395
Actuarial gain	713
Plan amendments	130
Plan participants’ contributions	35
Benefits paid	(1,976)
Foreign-exchange rate changes	1,039
Benefit obligation at end of year	$61,647

Change in Plan Assets:
Fair value of plan assets at August 1, 2025	$52,382
Actual return on plan assets	2,835
Employer contributions	1,180
Benefits paid	(1,907)
Foreign-exchange rate changes	916
Fair value of plan assets at end of year	55,406
Funded status at end of year	$(6,241)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net (a)	$6,241
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial gain (loss)	1,718
Net amount recognized in accumulated other comprehensive loss, net of tax	$1,718

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$61,647
Aggregate accumulated benefit obligation	$61,647
Aggregate fair value of plan assets	$55,406

(a)	Consolidated balance of $6.2 million as of December 31, 2025 includes pension liabilities (assets) of $3.4 million, $1.4 million, $1.3 million and $(0.5) million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.6 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2025, the Company recorded $1.7 million of actuarial gain.

Pension and Postretirement Expense

The components of the net periodic benefit cost for the period August 1, 2025 to December 31, 2025 (Successor) are as follows:

Successor
Consolidated
Period from August 1, 2025 through December 31,
2025
Service cost	$78
Interest cost	1,395
Expected return on plan assets	(1,484)
Plan amendments	130
Amortization:
Amortization of net loss	858
Net periodic (benefit) cost	$977

The Company records pension interest cost within interest expense, net. Expected return on plan assets, plan amendments, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue in the consolidated statements of operations.

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the U.K., Germany, and Norway. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 15 years. Similarly, the Company used the Projected Unit Credit Method for the Germany plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of the Company’s defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan’s benefit formula, unless an employee’s service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	Successor
	Consolidated
	December 31, 2025

	UK	Germany	Norway	Asterion

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.60%	3.90%	3.90%	3.90%
Rate of compensation increase	N/A	N/A	4.00%	N/A
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.60%	3.90%	3.90%	3.90%
Expected asset return	6.82%	N/A %	5.10%	3.90%
Rate of compensation increase	N/A	N/A	4.00%	N/A

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

The Company assumed a weighted average expected long-term rate of return on plan assets for the U.K. scheme of 6.82%. The Company long-term expected rate of return on cash is determined by reference to U.K. government 10-year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet dates. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on U.K. long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to U.K. government 20-year bond yields at the balance sheet dates.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.4%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

Plan Assets

The investment objective for the U.K. plan is to earn, over moving fifteen to twenty year periods, the long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short-to medium-term.

The Company’s investment policy related to the U.K. defined benefit plan is to continue to maintain investments in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the fund.

No specific targeted allocation percentages have been set by category, but are set at the direction and discretion of the plan trustees. The weighted average allocation of plan assets by asset category is as follows:

Successor
Consolidated
December 31,
2025
U.K. and other international equities	33.6%
U.K. government and corporate bonds	3.9
Diversified growth fund	21.4
Liability driven investments	35.6
Multi-asset credit fund	5.5
Total	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2025 (Successor):

	Successor
	Consolidated
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$1,784	$1,784	$—	$—
Equity funds:
U.K. and other international	16,801	—	16,801	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,177	—	2,177	—
Other investments:
Diversified growth fund	11,846	—	11,846	—
Liability driven investments	19,728	—	19,728	—
Multi-asset credit fund	3,070	—	3,070	—
Total fair value	$55,406	$1,784	$53,622	$—

The plan assets are categorized as follows, as applicable:

Level 1: Any asset for which a unit price is available and used without adjustment, cash balances, etc.

Level 2: Any asset for which the amount disclosed is based on market data, for example a fair value measurement based on a present value technique (where all calculation inputs are based on data).

Level 3: Other assets. For example, any asset value with a fair value adjustment made not based on available indices or data.

Employer Contributions

XBP Global’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.5 million to its pension plans for the period August 1, 2025 to December 31, 2025 (Successor). The Company expects to fund the pension plans with the required contributions for 2026 based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2026	$2,811
2027	3,187
2028	3,521
2029	3,401
2030	3,578
2031 – 2035	19,232
Total	$35,730

16.     Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe any of these actions that are currently pending will have a material, adverse effect on the Company’s consolidated and combined balance sheets, consolidated and combined statements of operations or consolidated and combined statements of cash flows.

Business Interruption Insurance Claim

During the second half of 2022, certain subsidiaries of the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of such subsidiaries operational and information technology systems. As a result of the 2022 Network Outage, such subsidiaries of the Company experienced lost revenue and incurred certain incremental costs. The Company had reduced its revenue for 2022 by the estimated settlement amount of the incident-related customer claims and recorded an accrued liability for the claims payable to customers. A total of $0 and $1.9 million that may be payable to customers to settle customer claims are recorded as customer payables in accrued liabilities on its consolidated and combined balance sheets as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. On April 17, 2024, the Company commenced an action (the “Insurance Lawsuit”) against two excess-layer insurers (collectively, the “Second Excess Insurers”) seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million, and on October 15, 2024, the Company settled its claim against the other Second Excess Insurers for $3.6 million (less amounts already paid). On October 8, 2024, the Company moved to amend the complaint (the “Amended Complaint”) to add two additional excess-layer insurers to the Insurance Lawsuit (collectively, the “Third Excess Insurers”). The Amended Complaint was filed on October 24, 2024. On December 2, 2025, the Company settled its claim against the Third Excess Insurers for $5.3 million. With execution of these insurance settlements and the reassessment of outstanding customer claims, the Company has concluded all insurance and customer claim matters relating to the 2022 Network Outage. The Company does not believe that any additional losses related to the 2022 Network Outage are probable, nor does the Company expect further material costs, customer claims, or insurance recoveries.

Company Subsidiary Litigation

A group of 71 former employees brought a claim against a subsidiary of the Company related to their dismissal resulting from the closure of two production sites in France in 2020. The employees filed complaints with the French Labor Court on June 9, 2022. Various hearings were held. In March 2023, 67 claimants (4 had previously settled) applied for summary judgment which was granted for $1.1 million and was paid by the Company. In addition, settlement agreements were reached with 56 claimants for $1.8 million in 2024. A further settlement with the 15 remaining claimants was reached for $0.8 million in 2025. On November 7, 2025, settlements with all claimants were signed. All settlement amounts under these settlement agreements have been paid as of December 31, 2025.

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Predecessor (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of approximately $0.7 million plus interest, for a total award of approximately $4.7 million in the case. On December 31, 2024, the parties entered into a settlement agreement under which the Predecessor agreed to pay a total of $5.1 million over three (3) equal installments starting in January 2025 to fully resolve the matter. As of December 31, 2024 (Predecessor), the Predecessor had accrued $5.1 million for this matter included in accrued liabilities on the consolidated and combined balance sheet. On January 3, 2025, the Predecessor paid the first installment of $1.7 million. The remaining installments were included in the Restructuring related settlements and will be satisfied in accordance with the Plan.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its clients. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to clients by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s consolidated and combined balance sheets, consolidated and combined statements of operations, consolidated and combined statements of comprehensive loss or consolidated and combined statements of cash flows.

17.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of December 31, 2025 and 2024, due to the relatively short maturity of these instruments. Management estimated the fair values of the Successor’s July 2030 Notes at approximately 87.9% of the principal balance outstanding as of December 31, 2025 (Successor). Management had estimated the fair values of the Predecessor’s July 2026 Notes and the April 2026 Notes at approximately 20.0% and 15.0%, respectively, of the respective principal balance outstanding as of December 31, 2024 (Predecessor). During the Chapter 11 Cases, the July 2026 Notes and the April 2026 Notes were classified as liabilities subject to compromise on the consolidated and combined balance sheet of the Predecessor and were discharged on July 29, 2025 on issuance of Common Stock of the Company as discussed under Note 4, Fresh Start Accounting. The fair values of secured borrowings under the BR Exar AR Facility, the Second Lien Note, the Super Senior Term Loan, the ABL Facility, the 2028 Term Loan Facilities and the Revolving Credit Facility are equal to their respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with other loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debt using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of Private Warrants liability of the Company included in the other long-term liabilities in the consolidated balance sheet as of December 31, 2025 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor):

	Successor
	Consolidated
	Carrying	Fair	Fair Value Measurements
As of December 31, 2025	Amount	Value	Level 1	Level 2	Level 3
Long-term debt	$353,267	$330,699	$—	$330,699	$—
Current portion of long-term debts	34,334	34,334	—	34,334	—
Private Warrants liability	3	3	—	—	3

	Predecessor
	Combined and Consolidated
	Carrying	Fair	Fair Value Measurements
As of December 31, 2024	Amount	Value	Level 1	Level 2	Level 3
Long-term debt	$1,468	$1,468	$—	$1,468	$—
Current portion of long-term debts	1,433,484	267,781	—	267,781	—

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

Successor
Consolidated
Period from August 1, 2025 through December 31,
2025
Balance as at August 1, 2025	$9
Reduction in the fair value of the Private Warrants liability	(6)
Balance as at December 31, 2025	3

18.   Stock-Based Compensation

XBP 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe Holdings, Inc. (the legal acquirer under the Business Combination) approved and adopted XBP Europe Holdings, Inc.’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe Holdings, Inc.’s 2024 Annual Meeting of Stockholders. The XBP 2024 Equity Plan was subsequently amended following stockholder approval on July 25, 2025, to authorize additional shares, and continues to be effective after the Business Combination. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, the Company has been authorized to issue up to 1,727,187 shares of common stock, which may be granted to eligible participants in furtherance of the Company’s broader compensation strategy and philosophy, of which 1,305,831 shares remain available for issuance (including 278,212 shares subject to outstanding awards), as of December 31, 2025. Awards under the 2024 Equity Plan are granted upon terms approved by the Company’s Compensation Committee and set forth in an award agreement or other evidence of an award.

Restricted Stock Units

Restricted stock unit awards generally vest ratably over one (1) year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

Restricted stock unit activities under the XBP 2024 Equity Plan for the period August 1, 2025 to December 31, 2025 (Successor) is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of August 1, 2025 (Successor)	105,239	$12.93	2.08
Granted	176,989	8.14	0.68
Forfeited	—
Vested	(4,016)
Outstanding Balance as of December 31, 2025 (Successor)	278,212	$9.96	1.12

As of December 31, 2025, there was $1.4 million of total unrecognized compensation expense related to non-vested restricted stock unit awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.9 million related to restricted stock unit awards under the XBP 2024 Equity Plan for the period August 1, 2025 to December 31, 2025 (Successor).

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require not less than a four (4) year ratable vesting period. There was no stock option activity for the period August 1, 2025 to December 31, 2025 (Successor) and no stock options outstanding as of December 31, 2025 under the XBP 2024 Equity Plan.

19.   Stockholders’ Equity and Warrants

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Preferred Stock — The Company is authorized to issue up to 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 400,000,000 shares of Common Stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of Common Stock. The holders of shares of Common Stock will not have cumulative voting rights. As of December 31, 2025, there were 11,755,434 shares of Common Stock issued and outstanding.

On December 12, 2025, the Company effected the Reverse Stock Split of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split every ten (10) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Warrants — As of December 31, 2025, the Company had the following warrants to purchase Common Stock outstanding:

	Number of Warrants	Common Stock Underlying Warrants	Exercise Price Per Share	Expiration
Private Placement Warrants	135,000	13,500	115.00	11/29/2028
Forward Purchase Warrants	250,000	25,000	115.00	11/29/2028
Public Warrants	6,249,980	624,998	115.00	11/29/2028
ETI Warrants	6,632,418	663,242	49.80	07/29/2030
Total	13,267,398	1,326,740

Public Warrants

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the consolidated balance sheets. Every ten warrants may be exercised for one whole share of Common Stock at a price of $115.00 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants are currently exercisable and will expire November 29, 2028, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants if the price per share of common stock equals or exceeds $180.00 (except as described with respect to the Private Placement Warrants and Forward Purchase Warrants):

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Common stock equals or exceeds $180.00 per share (as adjusted) for any of 20 trading days within a 30-trading day period and ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Private Placement and Forward Purchase Warrants

The Private Placement and Forward Purchase Warrants (together “Private Warrants”) meet the definition of a derivative; however, they do not meet the equity scope exception in ASC 815 and are therefore classified as a liability. The Private Warrants are identical to the Public Warrants, except that so long as they are held by CFAC Holdings VIII, LLC (an affiliate of Cantor Fitzgerald) or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, and (ii) shall not be redeemable by the Company,

Upon exercise of each of the Public Warrants and Private Warrants, the exercise price and number of shares of Common Stock issuable may be adjusted in certain circumstances including in the event of a stock dividend, a consolidation, combination, reverse stock split or reclassification of shares of Common Stock. Private warrants’ liability is included within other long-term liabilities on the consolidated balance sheet as of December 31, 2025.

ETI Warrants

On July 29, 2025, the Company issued Common Stock purchase warrants to certain subsidiaries of ETI which entitles them to purchase 663,242 shares of Common Stock of the Company for an exercise price of $49.80 per share (the “ETI Warrants”). The ETI Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the consolidated and combined balance sheets. No fractional shares will be issued upon exercise of the ETI Warrants. The ETI Warrants are currently exercisable and will expire on July 29, 2030. The ETI Warrants are not traded as of December 31, 2025 and are not subject to redemption by the Company.

20.   Related-Party Transactions

Successor

Relationship with HandsOn Global Management

Par Chadha, the Chairman of the Company’s board of directors, and Andrej Jonovic, Chief Executive Officer of the Company and a director, are affiliated with HandsOn Global Management LLC (together with affiliated entities managed by HandsOn Global Management LLC, “HGM”).

On January 1, 2015, the Company, through one of its subsidiaries, entered into a master agreement with Rule 14, LLC, a portfolio company of HGM. In addition, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016 (collectively, with the agreement with Rule 14, LLC, the “Master Agreements”). Each of the Master Agreements provides the Company with use of certain technology and services and includes a reseller arrangement pursuant to which the Company was entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is to be shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. There are various applications subject to arrangements under the Master Agreements, and the Company has the license to use and resell such applications, as provided for in the Master Agreements. The Company incurred total expenses of approximately of $2.4 million for the period August 1, 2025 to December 31, 2025 (Successor) for outsourced digital document processing services, workflow automation services, and software platform subscriptions services provided under these Master Agreements. The majority of these costs were on account of: (i) workflow automation services related to automated document control and field mapping for specialized medical and financial records using Intelligent Document Processing (IDP) and Teletypewriter (TTY) primarily including processing for Centers for Medicare & Medicaid Services (CMS) workflow, Uniform Billing (UB) workflow, DMR and Accounts Payable workflows, (ii) enterprise platform subscriptions including licensing, custom reporting, and subscription fees for proprietary enterprise systems namely the Athena platform and the Peri platform, and (iii) Information Technology (IT) infrastructure services—onshore and offshore support services for the core platforms (Athena, Peri, Speakup, and Spring) including charges for change requests, hosting and AWS. The

Company earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the period August 1, 2025 to December 31, 2025 (Successor).

Certain operating subsidiary of the Company leased an operating facility from HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited), which is an affiliate under common control with HGM. The rental expense for this operating lease (the “HOV Lease”) was $0.1 million for the period August 1, 2025 to December 31, 2025 (Successor). In addition, HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited) provides the Company data capture and technology services. The expense recognized for these services was approximately $0.4 million for the period August 1, 2025 to December 31, 2025 (Successor). These expenses are included in related party expense in the consolidated statement of operations.

On October 27, 2025, the Company, through one of its subsidiaries, entered into an assignment and assumption agreement with HGM to assign certain portion of its right, title and interest in a building lease to HGM. The rental income from this lease (the “Assigned Lease”) was less than $0.1 million for the period August 1, 2025 to December 31, 2025 (Successor).

On September 1, 2024, the Company, through one of its subsidiaries, entered into a master services agreement with Aideo Technology LLC (“Aideo”), which offers its AI coding platform and is an affiliate under common control with HGM, wherein the Company agreed to provide medical coding services to Aideo. On October 1, 2024, the Company, through one of its subsidiaries, entered into another master services agreement with Aideo wherein the Company agreed to provide the management of Amazon Web Services hosting services to Aideo (together with the initial Aideo Agreement, the “Aideo Agreements”). For the period August 1, 2025 to December 31, 2025 (Successor), the Company has recognized $0.5 million of revenue under the Aideo Agreements.

On February 5, 2025, the Company entered into a service agreement with Nventr, LLC, a portfolio company of HGM, that provides AI analytics solutions (the “Nventr Agreement”). The Company incurred an expense of $0.4 million for the period August 1, 2025 to December 31, 2025 (Successor), in related party expenses for these services within the consolidated statement of operations. The Company capitalized $0.1 million towards solutioning work under the Nventr Agreement for the period August 1, 2025 to December 31, 2025 (Successor).

On February 18, 2025, the Company entered into a service agreement with HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited), to help mitigate the risk of service disruption from the Chapter 11 Cases on the Predecessor by providing an alternate source for certain business process outsourcing, management, and financial transaction processing solutions. The Company incurred an expense of $2.0 million for the period August 1, 2025 to December 31, 2025 (Successor), in related party expenses within the consolidated statements of operations.

Predecessor

Relationship with HGM

Par Chadha, who served as Executive Chairman of the Predecessor’s former parent ETI, Matthew Brown, the former Interim Chief Financial Officer of ETI, and Ron Cogburn, and James Reynolds, who served as members of ETI’s board of directors, are or had been affiliated with HGM. Mr. Chadha remains affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020, and Mr. Brown was affiliated with HGM until 2017.

The Predecessor incurred fees relating to the Master Agreements of $4.5 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The Predecessor incurred fees relating to the Master Agreements of $7.5 million for the year ended December 31, 2024 (Predecessor). The Predecessor earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the period January 1, 2025 to July 31, 2025 (Predecessor) and for the year ended December 31, 2024 (Predecessor).

The rental expense for the HOV Lease was $0.1 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The rental expense for the HOV Lease was $0.2 million for the year ended December 31, 2024 (Predecessor). In addition, HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited) provided the

Predecessor data capture and technology services. The expense recognized for these services was approximately $0.8 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The expense recognized for these services was approximately $2.7 million for the year ended December 31, 2024 (Predecessor). These expenses are included in related party expense in the consolidated and combined statements of operations.

For the period January 1, 2025 to July 31, 2025 (Predecessor), the Predecessor has recognized $0.1 million of revenue under the Aideo Agreements. For the year ended December 31, 2024 (Predecessor), the Predecessor had recognized $0.1 million of revenue under the Aideo Agreements and received an expense reimbursement of $0.1 million.

On September 1, 2023, the Predecessor, through one of its subsidiaries, entered into a master services agreement with Doctors of Waikiki LLP (“DOW”), which is an affiliate under common control with HGM, where the Predecessor could provide services under one or more statements of work to DOW. The Predecessor, acting under the first statement of work, provided collection services to DOW to collect past-due medical debts from its patients and insurance companies for which the Predecessor received a commission of 15% for accounts assigned within one year of the service date and 25% for accounts assigned after one year. Under the second statement of work the Predecessor managed DOW's insurance billing and denial management for medical bills generated after patients receive treatment from DOW for which the Predecessor invoiced $2,000 per month for each full-time employee assigned to the project. For the period January 1, 2025 to July 31, 2025 (Predecessor), the Predecessor recognized $0 of income under these two SOWs. For the year ended December 31, 2024 (Predecessor), the Predecessor had recognized less than $0.1 million of income under these two SOWs.

April 2026 Notes held by ETI Subsidiaries

As of December 31, 2024, $368.8 million of aggregate principal amount of the Predecessor’s April 2026 Notes were held by subsidiaries of ETI that had been formed to acquire and hold such indebtedness. The Predecessor recorded net interest expense of $13.7 million using effective interest rate method on the April 2026 Notes held by such ETI subsidiaries for the period January 1, 2025 to July 31, 2025 (Predecessor). The Predecessor recorded net interest expense of $16.7 million using the effective interest rate method on the Predecessor’s April 2026 Notes held by such ETI subsidiaries for the year ended December 31, 2024 (Predecessor).

Recharges by ETI

Pursuant to carve out of the Predecessor as a separate entity, cost incurred by the Predecessor’s former parent ETI to support the Predecessor business has been recharged by ETI. During the period January 1, 2025 to July 31, 2025 (Predecessor), the Predecessor reimbursed $1.2 million to ETI primarily on account of salaries, legal and professional fees and other miscellaneous expenses. During the year ended December 31, 2024 (Predecessor), the Predecessor reimbursed $8.2 million to ETI primarily on account of salaries, legal and professional fees and other miscellaneous expenses.

Transactions between the Predecessor and XBP Europe Holdings, Inc.

XBP Europe Holdings, Inc. (together with its subsidiaries, “XBP Europe”) was a subsidiary of ETI and an affiliate of the Predecessor until the Business Combination. Historically, XBP Europe and its predecessor entities and subsidiaries were managed and operated in the ordinary course of business with other subsidiaries of ETI including the Predecessor. Given below are the transactions that occurred between the Predecessor and XBP Europe during the year ended December 31, 2024 (Predecessor) and for the period January 1, 2025 to July 31, 2025 (Predecessor).

Purchase of Products and Services: during the historical periods presented, the Predecessor purchased products and services from XBP Europe. Related party expense in the consolidated and combined statements of operations include purchases from XBP Europe of $0.4 million for the period January 1, 2025 to July 31, 2025 (Predecessor). Related party expense in the consolidated and combined statements of operations include purchases from XBP Europe of $0.4 million for the year ended December 31, 2024 (Predecessor).

Sales: during the historical periods presented, the Predecessor sold SDS scanners and related spare parts to XBP Europe. These sales totaled $0 for the period January 1, 2025 to July 31, 2025 (Predecessor). These sales totaled $0.1 million for the year ended December 31, 2024 (Predecessor).

Shared Service Center Costs: the historical costs and expenses of XBP Europe include costs for certain shared service functions historically provided by the Predecessor, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTEs), formal agreements between the Predecessor and XBP Europe, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and the costs of operating XBP Europe during the periods presented. The allocated shared service expenses and general corporate expenses for the period January 1, 2025 to July 31, 2025 (Predecessor) were $1.4 million. The allocated shared service expenses and general corporate expenses for the year ended December 31, 2024 (Predecessor) were $3.8 million, respectively, and are included in the related party revenue, net in the consolidated and combined statements of operations. In the opinion of management of the Predecessor and XBP Europe, the expense and cost allocations had been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe during 2025 and 2024. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been incurred had XBP Europe operated as an independent entity, including any expenses associated with obtaining any of these services from the Predecessor. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Service Fee: during the historical periods presented, the Predecessor provided management services to XBP Europe in exchange for a management fee. These management services included provision of legal, human resources, corporate finance, and marketing support. The management fee was calculated based on a weighted average of total external revenue, headcount and total assets attributable to XBP Europe. On October 9, 2022, the management fee was terminated and was replaced by the related party service fee pursuant to a certain services agreement, which reduced the fee and modified the services provided. Services provided under the services agreement include sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Predecessor earned total fees of $0.8 million for the period January 1, 2025 to July 31, 2025 (Predecessor). The Predecessor earned total fees of $1.5 million for the year ended December 31, 2024 (Predecessor).

Notes Receivable: The combined and consolidated statements of operations included related party interest income of $0.9 million for the year ended December 31, 2024 (Predecessor) in other income, net relating to certain old terminated intercompany loan agreements with XBP Europe. The Predecessor entered into four intercompany loan agreements (“Related Party Notes Receivable”) with XBP Europe. Three of the notes are dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note is dated September 15, 2023. The Related Party Notes Receivable has a ten-year term and bear annual interest of 6.0%, due at the end of the term. The consolidated and combined balance sheet included $1.5 million Related Party Notes Receivable as of December 31, 2024 (Predecessor). The consolidated and combined statements of operations included $0.1 million of related party interest income for the period January 1, 2025 to July 31, 2025 (Predecessor) in the interest expense, net. The consolidated and combined statements of operations included $0.1 million of related party interest income for the year ended December 31, 2024 (Predecessor) in the interest expense, net.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	December 31, 2025		December 31, 2024
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited)	$—	$2,050	$—	$620
Rule 14, LLC	—	950	—	2,626
HGM	—	227	831	—
DOW	—	137	—	137
Aideo Technology, LLC	736	—	261	—
XBP Europe Holdings, Inc.	—	—	11,013	—
ETI	—	1,147	—	—
Nventr, LLC	—	832	—	—
	$736	$5,343	$12,105	$3,383

21. Segment Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with its clients. The Company is organized into two segments: Applied Workflow Automation and Technology.

Applied Workflow Automation

The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional and local government entities.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general, and administrative expenses, depreciation and amortization, related party expense, net, interest expense, net, sundry expenses (income), net, and other expense (income), net to its reporting segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below. Other than cost of revenue, no expenses are tracked, allocated or reported based on segments as the CODM does not review or use financial information below segment profit to manage and direct the resources of the reportable segments.

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Period from August 1, 2025 through December 31, 2025			Period from January 1, 2025 through July 31, 2025
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$321,618	$37,763	$359,381	$401,593	$30,068	$431,661
Cost of revenue (exclusive of depreciation and amortization)	264,474	14,917	279,391	329,433	10,548	339,981
Segment profit	57,144	22,846	79,990	72,160	19,520	91,680
Selling, general and administrative expenses (exclusive of depreciation and amortization)			49,669			53,946
Depreciation and amortization			26,225			22,313
Impairment of goodwill			320,292			—
Related party expense			5,386			5,750
Interest expense, net			24,237			75,226
Sundry expense, net			274			1,644
Other income, net			(1,596)			(28)
Loss before reorganization items and income taxes			(344,497)			(67,292)
Reorganization items			1,615			(1,557,825)
Net profit (loss) before income taxes			$(346,112)			$1,490,533

	Predecessor
	Combined and Consolidated
	Year ended December 31, 2024
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$816,447	$56,243	$872,690
Cost of revenue (exclusive of depreciation and amortization)	665,401	18,523	683,924
Segment profit	151,046	37,720	188,766
Selling, general and administrative expenses (exclusive of depreciation and amortization)			124,440
Depreciation and amortization			50,307
Impairment of goodwill and other intangible assets			108,489
Related party expense			10,971
Interest expense, net			101,939
Debt modification and extinguishment costs (gain), net			363
Sundry income, net			(2,087)
Other income, net			(515)
Loss before reorganization items and income taxes			(205,141)
Reorganization items			—
Net loss before income taxes			$(205,141)

22. Subsequent Events

BR Exar AR Facility Repayments

During the period January 1, 2026 through March 30, 2026, the Company fully repaid $1.4 million of outstanding principal amount under the BR Exar AR Facility. There was no amount outstanding under the BR Exar AR Facility as of March 30, 2026.

Amended BR Exar AR Facility

On January 21, 2026, certain of the Company’s subsidiaries entered into an Amended and Restated Receivables Purchase Agreement with BREL (as subsequently amended on February 10, 2026 and March 27, 2026 (the “Amended BR Exar AR Facility”)), pursuant to which they agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $20.0 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received $14.5 million in net cash consideration for sale of these receivables. The Company adjusted $5.0 million of outstanding loans owed to BREL under certain promissory note entered into in December 2025 against the remaining sale consideration to be received for the sale of these receivables. During the period January 1, 2026 through March 30, 2026, BREL collected $10.1 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $9.9 million outstanding under the Amended BR Exar AR Facility as of March 30, 2026.

Repayment on Second Lien Note

During the period January 1, 2026 through March 30, 2026, the Company repaid $3.3 million principal amount of the Second Lien Note. Accordingly, the outstanding principal amount under the Second Lien Note was $12.5 million, as of March 30, 2026.

Amendment to Super Senior Term Loan

On February 13, 2026, the Super Senior Term Loan Borrowers, each subsidiary of the Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and the Super Senior Term Loan Lenders entered into a second amendment to the Super Senior Term Loan and certain lenders from the Super Senior Term Loan Lenders (the “2026 Incremental Term Loan Lender”) agreed to extend credit to the Super Senior Term Loan Borrowers in the form of incremental term loans in an aggregate principal amount of $4.0 million for working capital and for general corporate purposes. As of March 30, 2026, there were borrowings of $50.0 million outstanding under the Super Senior Term Loan.

Amendment to ABL Facility

On March 6, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Third Amendment to the ABL Facility (the "Amended ABL Facility”). Among other things, the Amended ABL Facility (i) eliminates the covenant requiring the ABL Borrower to maintain a minimum excess availability of $7.5 million; (ii) implements a temporary availability block through June 30, 2026, which reduces borrowing capacity by the greater of $3.75 million or 5.0% of the borrowing base if the ABL Borrower’s fixed charge coverage ratio falls below 1.00 to 1.00; (iii) temporarily increases the advance rate for eligible investment grade billed accounts to 95.0% through September 30, 2026; (iv) adjusts the calculation of the borrowing base; (v) amends the mechanics governing the cash dominion period; and (vi) resets the deferred revolving loan origination fee.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such review and evaluation, our CEO and our CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level for this purpose, solely because of the material weaknesses in our internal control over financial reporting identified in relation to our financial reporting processes discussed below.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of the board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting” (“ICFR”), as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). ICFR refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As elaborated in the notes to our consolidated and combined financial statements under Note 1, Description of the Business, on July 3, 2025, pursuant to the MIPA, a wholly owned subsidiary of XBP Europe Holdings, Inc. agreed to purchase BPA. This transaction, referred to herein as the Business Combination, was subject to certain conditions subsequent, including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025. On July 29, 2025, BPA consummated the Restructuring and emerged from bankruptcy having satisfied or waived all the conditions set forth in the Plan. As a result, all conditions subsequent to the MIPA were met, and the acquisition was deemed closed from an accounting perspective as of July 29, 2025. For financial reporting purposes, BPA was determined to be the “accounting acquirer”. Being the accounting acquirer means that BPA’s assets, liabilities, and historical financial statements form the basis of the combined company’s financial reporting, and, accordingly, the historical results of XBP Europe Holdings, Inc. are not included for periods prior to the Business Combination.

Material weakness in BPAs internal control over financial reporting were previously reported in the risk factors section of the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the SEC on July 15, 2025. BPA had concluded its internal control over financial reporting was not effective as of December 31, 2024 due to pervasive material weaknesses in its internal control over financial reporting. BPA management, with the participation of their Principal Executive Officer and their Interim Chief Financial Officer, had evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, it was concluded that pervasive material weaknesses in internal control over financial reporting existed as described below.

●	BPA failed to implement certain risk assessment activities related to identifying and assessing risks of misstatement, including fraud risks, to achieve objectives. This pervasive material weakness contributed to specific material weaknesses noted within the Control Activities COSO component.
●	BPA failed to design and implement sufficient controls to ensure relevant and quality information and communications was consistently generated or used by BPA to support the functioning of internal controls. This pervasive material weakness contributed to specific material weaknesses noted within the Control Activities COSO component.
●	BPA failed to evaluate and communicate internal control deficiencies and implement monitoring corrective actions in a timely manner. This pervasive material weakness contributed to specific material weaknesses noted within the Control Activities COSO component.
●	BPA did not have sufficient structures, reporting lines, appropriate authorities and responsibilities identified and did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities. This pervasive material weakness contributed to specific material weaknesses noted within the Control Activities COSO component.
●	BPA did not design, implement and operate effective process-level control activities in the following areas: evaluation of goodwill impairment, period end financial close and account reconciliation procedures, treasury cycle, and insufficient access controls.

BPA management concluded that these deficiencies were largely caused by an ineffective control environment. Management reassessed the controls of the combined entity (XBP Global Holdings Inc.) after the Business Combination and determined that the material weaknesses persisted for the reporting period as of September 30, 2025.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2025 solely due to the material weaknesses in our internal control over financial reporting as discussed below:

A)	Identified in previous years, and remediated as of Q3 2025 reporting:
●	Treasury: The material weakness in Treasury process was noted as the company did not design, implement and operate effective process-level control activities related to treasury (including cash and cash equivalents). During the year, we assessed the payments authorization process and noted appropriate review and oversight on disbursement activities. This assessment supported remediation of the reported material weakness.
●	Access Management: The access management related material weakness was noted on account of delayed access revocation from certain software applications. During 2024 and 2025, the company adopted multiple measures including domain integration, implementation of identity and access management solutions, and AI enabled tools to ensure timely revocation of access of terminated users to effectively remediate the reported material weakness.
●	Risk Assessment: The material weakness in risk assessment process was noted as the company failed to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to respond to those risks. To address this, the company executed a formalized risk identification process and reviewed existing and proposed risk mitigation strategies. This assessment was integrated into our annual internal control scoping. The timely undertaking of this exercise in 2025 has supported effective remediation of the previously reported material weakness.

B)	Reported in Q3 2025 and subsequently remediated:
●	Goodwill and intangible assets: The material weakness in goodwill and intangible assets was identified primarily due to the failure to identify goodwill impairment by management in Q4 2024. During Q3 and Q4 2025, we strengthened existing controls to (1) identify goodwill impairment triggers and (2) review underlying valuation assumptions in the valuation analysis prepared by third party valuation specialists. This supported the proper recording and disclosure of goodwill impairment, effectively remediating the previously identified material weakness.
●	Monitoring: The Company has strengthened current reporting and communication channels to ensure that identified internal control deficiencies are reported timely to senior management. These mechanisms facilitate the timely evaluation of control deficiencies and the implementation of appropriate corrective actions.

C)	Reported in Q3 2025 and carried forward:
●	Financial reporting: The material weakness was carried forward as the company did not design, implement and operate effective process-level control activities over financial reporting (including review of the recording of manual journal entries, period end financial close/account reconciliation process and preparation of the consolidated financial statements). The company’s reliance on legacy accounting systems necessitates manual interventions and significant manual oversight, which can lead to the risk of delays and errors in the financial close process.
●	Ineffective control environment: The material weakness identified earlier cited that the company did not have sufficient structures, reporting lines, appropriate authorities and responsibilities and also did not sufficiently attract, develop and retain competent resources and hold them responsible for their internal control responsibilities. The company during the year established appropriate organizational structures, formalized lines of reporting and appointed competent personnel with defined roles and responsibilities to strengthen internal controls. While the Company has made progress with respect to its remediation efforts, the material weakness has not been fully remediated as of year-end.
●	Ineffective Information & Communication: Relevant and quality information and communication to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls as of year-end.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated and combined financial statements present fairly, in all material aspects, our financial position, results of our operations and our cash flows for the periods presented in this report, in conformity with GAAP.

Remediation of Material Weaknesses

We are undertaking the following remediation measures with appropriate executive sponsorship, to specifically address the material weaknesses related to the financial reporting processes, and the control environment and information and communication components, to further strengthen internal controls:

•	For the financial reporting processes, enhancing the design of existing control activities and implementing additional process-level control activities for financial period closure, and adjustment entries.

•	Continuing to hire, train, and retain individuals with appropriate skills and experience, assigning responsibilities and holding individuals accountable for their roles related to internal control over financial reporting.
•	Initiating an assessment of our accounting systems to identify modernization opportunities. In the interim, we will focus on strengthening existing controls to mitigate risks associated with our current accounting systems.
•	Strengthening existing information and communication controls to allow the effective operation of control activities.

Management intends to deploy the aforementioned additional remediation measures during the year ending December 31, 2026. The effort may require incremental time and resources to remediate, and we may decide to take other measures with appropriate executive sponsorship to address the material weaknesses or modify the remediation steps described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until these deficiencies are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2025, the Business Combination resulted in a change from what the XBP Europe Holdings, Inc. previously reported in its standalone filings because the combined company’s historical financial statements and ICFR are based on BPA as the accounting acquirer. This represents a change in reporting basis, not the emergence of new deficiencies. The material weaknesses described above were pre-existing at BPA and continued following the Business Combination and therefore do not constitute a “change” in ICFR introducing additional material weaknesses for purposes of Item 308(c) of Regulation S-K. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (“2026 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm	66

Report of Independent Registered Public Accounting Firm	69

Consolidated and Combined Balance Sheets as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor)	70

Consolidated and Combined Statements of Operations for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year December 31, 2024 (Predecessor)	71

Consolidated and Combined Statements of Comprehensive Profit (Loss) for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	72

Consolidated and Combined Statements of Stockholders’ Equity (Deficit) for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	73

Consolidated and Combined Statements of Cash Flows for the periods August 1, 2025 to December 31, 2025 (Successor), January 1, 2025 to July 31, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor)	75

Notes to the Consolidated and Combined Financial Statements	76

(a)(3) Exhibits

Exhibit Number	Document Description†
2.1†

Merger Agreement, dated as of October 9, 2022, by and among CF VIII, Merger Sub, XBP Europe and BTC International (incorporated by reference to Exhibit 2.1 to CF VIII’s Form 8-K, filed with the SEC on October 11, 2022).

2.2	BPA Membership Interest Purchase Agreement dated July 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 10, 2025).
3.1(i)(a)	Third Amended and Restated Certificate of Incorporation of the Company, dated July 29, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
3.1(i)(b)

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated December 12, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on December 12, 2025).

3.1(i)(c)	Certificate of Designations of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
3.1(ii)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
4.1	Form of Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF VIII’s Form S-1/A, filed with the SEC on March 1, 2021).
4.2

Warrant Agreement, dated March 11, 2021, by and between CF VIII and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to CF VIII’s Form 8-K, filed with the SEC on March 17, 2021).

4.3	Rights Agreement, dated July 29, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
4.4	Form of Warrant, dated July 29, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
4.5

Indenture, dated July 29, 2025, by and among Exela Technologies BPA, LLC, Exela Finance Inc., the Guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and Ankura Trust Company, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).

4.6*	Description of Securities
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

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to CF VIII’s Form S-1/A, filed with the SEC on March 1, 2021).
10.4

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

10.5	Amendment Agreement, dated July 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 31, 2025).
10.6#	XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).
10.7#	Amendment to the 2024 Stock Incentive Plan (incorporated by reference to Annex E to the Company’s definitive proxy statement, filed with the SEC on July 15, 2025.
10.8#

Form of Restricted Stock Unit Grant Notice and Agreement under the XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).

10.9#

Form of Option Grant Notice and Agreement under the XBP Europe Holdings, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).

10.10#	XBP Europe Holdings, Inc. Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on June 20, 2024).
10.11#	Executive Severance and Change in Control Plan, dated as of April 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K/A, filed with the SEC on April 30, 2025).
10.12	Registration Rights Agreement, dated July 29, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
10.13

Credit and Security Agreement, dated July 29, 2025, by and among Exela Technologies BPA LLC, Midcap Funding IV Trust, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).

10.14*

First Amendment to Credit and Security Agreement, dated December 19, 2025, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Midcap Funding IV Trust and the guarantors and lenders party thereto.

10.15*

Limited Waiver and Second Amendment to Credit and Security Agreement, dated January 21, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Midcap Funding IV Trust and the lenders party thereto.

10.16*

Limited Waiver and Third Amendment to Credit and Security Agreement, dated March 6, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Midcap Funding IV Trust and the lenders party thereto.

Exhibit Number	Document Description†
10.17

Financing Agreement, dated July 29, 2025, by and among Exela Technologies BPA, LLC, Exela Finance Inc., certain guarantors, the lenders from time to time party thereto and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).

10.18*

First Amendment to Financing Agreement, dated January 21, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Ankura Trust Company, LLC and the lenders from time to time party thereto.

10.19*

Second Amendment to Financing Agreement, dated February 13, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Exela Finance, Inc., Ankura Trust Company, LLC and certain guarantors and lenders from time to time party thereto.

10.20

Amended and Restated Credit and Security Agreement, dated July 29, 2025, by and among Exela Technologies BPA, LLC, BRF Finance Co. LLC and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).

10.21*

First Amendment to Amended and Restated Credit and Security Agreement, dated December 19, 2025, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), BRF Finance Co. LLC and the guarantors and lenders party thereto.

10.22*

Limited Waiver and Second Amendment to Amended and Restated Credit and Security Agreement, dated January 21, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), BRF Finance Co. LLC and the lenders party thereto.

10.23*

Limited Waiver and Third Amendment to Amended and Restated Credit and Security Agreement, dated March 6, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), BRF Finance Co. LLC and the lenders party thereto.

10.24	Tax Funding Agreement, dated July 29, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
16.1	Letter from EisnerAmper LLP to the Securities and Exchange Commission, dated August 4, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K, filed with the SEC on March 19, 2025).
21.1*	List of subsidiaries of the Company.
23.1*	Consent of UHY LLP, independent registered public accounting firm.
23.2*	Consent of EisnerAmper LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on the signature page of this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the period ended December 31, 2023, filed with the SEC on April 1, 2024).
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated:	By:	/s/ Andrej Jonovic
March 31, 2026		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

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

Dated:	By:	/s/ Andrej Jonovic
March 31, 2026		Andrej Jonovic, Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
March 31, 2026		Dejan Avramovic, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	By:	/s/ Par Chadha
March 31, 2026		Par Chadha, (Director and Chairman)

Dated:	By:	/s/ James G. Reynolds
March 31, 2026		James G. Reynolds, (Director)

Dated:	By:	/s/ Regina Paolillo
March 31, 2026		Regina Paolillo, (Director)

Dated:	By:	/s/ Sanjay Srivastava
March 31, 2026		Sanjay Srivastava, (Director)

Dated:	By:	/s/ Robert Pryor
March 31, 2026		Robert Pryor, (Director)

Dated:	By:	/s/ Randal T. Klein
March 31, 2026		Randal T. Klein, (Director)