Form 10-Q
period 2026-03-31
XBP Global Holdings, Inc.
filed 2026-05-15
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2026

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

As of May 15, 2026, the Registrant had 11,768,050 shares of common stock outstanding.

XBP Global Holdings, Inc.

Quarterly Financial Statements

For the quarterly period ended March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated and Combined Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2026 (Successor) (Unaudited) and December 31, 2025 (Successor)	2

Condensed Consolidated and Combined Statements of Operations for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) (Unaudited)	3

Condensed Consolidated and Combined Statements of Comprehensive Profit (Loss) for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) (Unaudited)	4

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) (Unaudited)	5

Condensed Consolidated and Combined Statements of Cash Flows the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) (Unaudited)	6

Notes to the Condensed Consolidated and Combined Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	60

PART II — OTHER INFORMATION	61

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities	62

Item 3. Defaults Upon Senior Securities	62

Item 4. Mine Safety Disclosures	62

Item 5. Other Information	62

Item 6. Exhibits	63

Signatures	64

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2026 (Successor) and December 31, 2025 (Successor)

(in thousands of United States dollars except share and per share amounts)

	Successor
	Consolidated
	March 31,
	2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$28,464	$37,113
Restricted cash	24,639	31,553
Accounts receivable, net of allowance for credit losses of $4,927 and $5,660, respectively	130,253	130,281
Related party receivables and prepaid expenses	987	736
Inventories, net	11,385	11,365
Prepaid expenses and other current assets	26,681	28,699
Total current assets	222,409	239,747
Property, plant and equipment, net of accumulated depreciation of $15,074 and $11,094, respectively	78,055	82,956
Operating lease right-of-use assets, net	27,856	30,339
Goodwill	189,881	189,881
Intangible assets, net	335,232	344,080
Other noncurrent assets	18,008	15,094
Total assets	$871,441	$902,097

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current portion of long-term debt	$32,260	$34,334
Accounts payable	69,775	55,700
Related party payables	4,968	5,343
Income tax payable	5,747	6,158
Accrued liabilities	51,987	47,101
Accrued compensation and benefits	56,892	56,314
Accrued interest	9,374	13,685
Customer deposits	18,359	21,691
Deferred revenue	14,197	11,881
Obligation for claim payment	53,203	55,632
Current portion of finance lease liabilities	4,325	4,390
Current portion of operating lease liabilities	9,592	9,814
Total current liabilities	330,679	322,043
Long-term debt, net of current maturities	348,947	353,267
Finance lease liabilities, net of current portion	5,818	6,857
Net defined benefit liability	6,161	6,241
Deferred income tax liabilities	48,546	52,595
Long-term income tax liabilities	11,188	10,554
Operating lease liabilities, net of current portion	20,224	22,530
Other long-term liabilities	37,318	40,671
Total liabilities	808,881	814,758
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common stock, par value of $0.0001 per share; 400,000,000 shares authorized; 11,768,050 shares issued and outstanding as of March 31, 2026 and 11,755,434 shares issued and outstanding as of December 31, 2025	12	12
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	438,406	437,995
Accumulated deficit	(377,885)	(351,123)
Accumulated other comprehensive profit:
Foreign currency translation adjustment	419	(1,263)
Unrealized pension actuarial gains, net of tax	1,608	1,718
Total accumulated other comprehensive profit	2,027	455
Total stockholder's equity	62,560	87,339
Total liabilities and stockholder's equity	$871,441	$902,097

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

For the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenue	$197,085	$190,495
Related party revenue	47	1,484
Cost of revenue (exclusive of depreciation and amortization)	151,897	150,645
Selling, general and administrative expenses (exclusive of depreciation and amortization)	42,814	22,262
Depreciation and amortization	14,849	10,535
Related party expense, net	2,653	2,553
Operating profit (loss)	(15,081)	5,984
Other expense (income), net:
Interest expense, net	14,069	23,780
Debt modification and extinguishment costs, net	—	109
Sundry expense (income), net	(392)	1,312
Other income, net	(561)	(23)
Loss before reorganization items and income taxes	(28,197)	(19,194)
Reorganization items, net	—	(60,845)
Profit (loss) before income taxes	(28,197)	41,651
Income tax expense (benefit)	(1,435)	2,028
Net profit (loss)	$(26,762)	$39,623
Net loss per common share
Basic and diluted	(2.28)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Profit (Loss)

For the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Net profit (loss)	$(26,762)	$39,623
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,682	(2,113)
Unrealized pension actuarial gains, net of tax	(110)	—
Total other comprehensive income (loss), net of tax	1,572	(2,113)
Comprehensive profit (loss)	$(25,190)	$37,510

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Consolidated
				Accumulated Other
				Comprehensive Profit
					Unrealized
				Foreign	Pension
				Currency	Actuarial
	Common Stock		Additional	Translation	Gains,	Accumulated	Total stockholder's
	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Equity
Balances at January 1, 2026 (Successor)	11,755,434	$12	$437,995	$(1,263)	$1,718	$(351,123)	$87,339
Net loss January 1, 2026 to March 31, 2026	—	—	—	—	—	(26,762)	(26,762)
Equity-based compensation	—	—	484	—	—	—	484
Foreign currency translation adjustment	—	—	—	1,682	—	—	1,682
Net unrealized pension actuarial gains, net of tax	—	—	—	—	(110)	—	(110)
RSUs vested	12,616	—	—	—	—	—	—
Withholding of employee taxes on vested RSUs	—	—	(73)	—	—	—	(73)
Balances at March 31, 2026 (Successor)	11,768,050	$12	$438,406	$419	$1,608	$(377,885)	$62,560

	Combined and Consolidated
		Accumulated Other Comprehensive Loss
		Foreign
		Currency	Total
	Net Parent	Translation	Stockholders'
	Investment	Adjustment	Deficit
Balances at January 1, 2025 (Predecessor)	$(1,449,634)	$(7,154)	$(1,456,788)
Net profit January 1, 2025 to March 31, 2025	39,623	—	39,623
Foreign currency translation adjustment	—	(2,113)	(2,113)
Equity-based compensation	105	—	105
Net intercompany transactions with parent group entities	1,305	—	1,305
Balances at March 31, 2025 (Predecessor)	$(1,408,601)	$(9,267)	$(1,417,868)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

For the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net profit (loss)	$(26,762)	$39,623
Adjustments to reconcile net profit (loss) to cash used in operating activities
Depreciation and amortization	14,849	10,535
Original issue discount, debt premium and debt issuance cost amortization	1,832	(17,272)
Reorganization items, net	—	(81,383)
Interest on BR Exar AR Facility	—	(669)
Debt modification and extinguishment loss (gain), net	—	109
Provision for credit losses	(611)	488
Deferred income tax provision	(4,182)	375
Equity-based compensation expense	484	105
Unrealized foreign currency loss	37	3
Loss on sale of assets	225	—
Fair value adjustment for private warrants liability	(2)	—
Payment-in-kind interest	1,174	—
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	639	(26,379)
Prepaid expenses and other current assets	(1,109)	1,817
Accounts payable and accrued liabilities	9,148	29,181
Related party receivables (payables)	(626)	(185)
Additions to outsourced contract costs	(141)	(67)
Net cash used in operating activities	(5,045)	(43,719)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,088)	(1,270)
Additions to internally developed software	(552)	(506)
Proceeds from sale of assets	84	3
Net cash used in investing activities	(1,556)	(1,773)

Cash flows from financing activities
Cash paid for debt issuance costs	(834)	(57)
Cash paid for withholding taxes on vested RSUs	(73)	—
Principal payments on finance lease obligations	(1,101)	(1,194)
Borrowings from other loans	10,236	441
Proceeds from Super Senior Term Loan	4,000	—
Proceeds from ABL Facility	133,700	—
Repayments on ABL Facility	(141,376)	—
Repayment of Second Lien Note	(3,250)	—
Proceeds from DIP New Money Loans	—	50,000
Borrowing under BR Exar AR Facility	—	10,675
Repayments under BR Exar AR Facility	(1,440)	(12,286)
Borrowing under Amended BR Exar AR Facility	20,000	—
Repayments under Amended BR Exar AR Facility	(10,290)	—
Repayments on 2028 Term Loan Facilities	(817)	—
Principal repayments on senior secured term loans and other loans	(17,208)	(9,326)
Net cash provided by (used in) financing activities	(8,453)	38,253
Effect of exchange rates on cash, restricted cash and cash equivalents	(509)	108
Net decrease in cash, restricted cash and cash equivalents	(15,563)	(7,131)
Cash, restricted cash and cash equivalents
Beginning of period	68,666	64,067
End of period	$53,103	$56,936
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,261	$1,219
Interest paid	14,705	4,356
Cash paid for reorganization items	—	20,538
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	467	2,315
Amendment fee payable on Amended BR Exar Facility accrued	1,000	—
Accrued capital expenditures	46	3

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

The Company conducts its operations through two reportable segments: Applied Workflow Automation and Technology. The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Technology segment of the Company primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services.

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

The Business Combination was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, XBP Europe Holdings, Inc. (now XBP Global) was treated as the “acquired” company for financial reporting purposes, even though BPA survives as an indirect wholly-owned subsidiary of XBP Global.

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

On the Emergence Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective increasing authorized shares to 400,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 8,179,982 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 11,751,597 shares of Common Stock issued and outstanding, and new warrants to purchase 663,242 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI). The issuances reflected a value of $49.80 per share for purposes of the Plan (“Plan Equity Value”) based on a valuation of BPA equity at $407.0 million and an overall implied equity valuation of the combined company of $585.7 million and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms and are exercisable immediately at Plan Equity Value.
●	The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to an initial funding obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized Debtors entered into exit financing arrangements (refer to Note 6, Long-term Debt and Credit Facilities), including:
o	An Indenture reflecting the issuance of $183.0 million of July 2030 Notes as described in Note 6, Long-term Debt and Credit Facilities, in a cashless rollover of a comparable amount of debtor-in-possession obligations from the Chapter 11 Cases, plus $18.0 million in additional funding provided by the Company in exchange for July 2030 Notes (the “XBP Funding”), with the remaining $10.0 million of debtor-in-possession obligations from the Chapter 11 Cases being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan as described in Note 6, Long-term Debt and Credit Facilities.
o	The Super Senior Term Loan consisting of $40.0 million of new loans used to refinance the BPA Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6.0 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated February 27, 2023, as described in Note 6, Long-term Debt and Credit Facilities, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.
o	The ABL Facility, as described in Note 6, Long-term Debt and Credit Facilities, with MidCap Financial Trust as Agent and Lender, providing a $150 million revolving credit facility, secured by ABL Priority Collateral (as defined therein), with terms including interest at SOFR plus Applicable Margin (3.8%-4.3% based on EBITDA).

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

As a result of the Restructuring and the Business Combination, the Company was no longer considered a “controlled company” under the rules of The Nasdaq Stock Market LLC. Prior to the Restructuring and the Business Combination, an indirect subsidiary of ETI, owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, such shares were distributed to holders of Allowed Notes Claims (including certain Consenting ETI Entities). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with no beneficial holder owning more than 50% of the voting securities of the Company and with entities affiliated with ETI, Gates Capital Management, Inc. and Avenue Capital Group beneficially owning 10% or more of the Company based on public records. (a dissipation of control rather than a “change of control” in the traditional sense, because no new third party acquired control of XBP Europe Holdings, Inc. as a result of the Restructuring). As of the date of this report, there are no known arrangements that may result in a further change in control.

Fresh start accounting

Upon emergence from the Restructuring, the Predecessor met the criteria and was required to adopt fresh start accounting in accordance with ASC 852, Reorganizations, which on the Emergence Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. In accordance with fresh start accounting requirements new fair values were established for BPA’s assets, liabilities and equity as of the Convenience Date (July 31, 2025, as discussed above), and therefore certain values and operational results of the condensed consolidated financial statements subsequent to July 31, 2025 are not comparable to those in the Company’s condensed consolidated financial statements prior to and including July 31, 2025. The Convenience Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor as presented in the Company’s Form 10-K report for the year ended December 31, 2025.

Reorganization Items, net

Reorganization items represent (i) expenses incurred relating to the Chapter 11 Cases as a direct result of the Plan, (ii) gains or losses from liabilities settled and (iii) fresh start accounting adjustments, and are recorded in “Reorganization items, net” in the Company’s unaudited condensed consolidated and combined statements of operations. Contractual interest expense from the Petition Date through the Emergence Date associated with BPA’s 2026 Indentures was accrued or recorded in the condensed combined and consolidated statement of operations in interest expense, net. Professional service provider charges associated with reorganization that were incurred before the Petition Date are recorded in selling, general and administrative in the condensed consolidated and combined statements of operations. The Company recorded an $8.6 million charge in selling, general and administrative in the condensed consolidated and combined statements of operations for the three months ended March 31, 2026 to refine the Company's estimate of the general unsecured claims liability based on updated information from the post-emergence claims reconciliation process, the original measurement adjustment of which was recognized as gain in Reorganization items, net in the Predecessor period.

The following table summarizes the losses (gains) on reorganization items, net:

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Period from January 1, 2026 through March 31,	Period from January 1, 2025 through March 31,
	2026	2025
Legal and professional fees	$—	$20,538
Derecognition of unamortized debt discount, premium and issuance costs	—	(81,383)
Total reorganization items, net	$—	$(60,845)

Basis of Presentation

Financial information prior to the Emergence Date is referred to as “Predecessor” company information, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The financial information beginning August 1, 2025 is referred to as “Successor” company information and reflects the condensed consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination and fresh start accounting of BPA.

Successor:

The accompanying condensed consolidated financial statements as of and for the period January 1, 2026 to March 31, 2026, includes the condensed consolidated balance sheet, and statement of operations, comprehensive profit (loss), changes in stockholders’ equity, and cash flows of XBP Global. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations and cash flows for the period from January 1, 2026 to March 31, 2026 are not necessarily indicative of the results of operations or cash flows that may be expected for future periods.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Predecessor:

The condensed consolidated and combined BPA financial statements (the “BPA financial statements”) include the accounts of the wholly-owned direct and indirect subsidiaries and affiliates of BPA. For the period January 1, 2025 to March 31, 2025 that is covered by the BPA financial statements, BPA operated as part of ETI. The accompanying condensed consolidated and combined financial statements have been prepared from ETI’s historical accounting records and are presented on a stand-alone basis as if BPA’s operations had been conducted independently from ETI. The operations of BPA are in various legal entities either with a direct ownership relationship or affiliate relationship through ETI. Accordingly, ETI and its subsidiaries’ net parent investment in these operations is shown in lieu of a statement of member’s equity in the condensed consolidated and combined financial statements. The condensed consolidated and combined financial statements and related notes to the condensed consolidated and combined financial statements have been prepared in accordance with GAAP.

The condensed consolidated and combined statements of operations and comprehensive profit (loss) include all revenues and costs directly attributable to BPA, including costs for facilities, functions and services used by BPA. Costs for certain functions and services delivered by ETI are directly charged to BPA based on specific identification when possible or based on a reasonable allocation driver or other allocation methods. Current and deferred income taxes have been determined based on the stand-alone results of BPA. However, because BPA filed as part of ETI’s tax group in certain jurisdictions, BPA’s actual tax balances may differ from those reported. BPA’s portion of its domestic and certain income taxes for jurisdictions outside the United States are deemed to have been settled in the period the related tax expense was recorded.

All intercompany transactions and balances within BPA have been eliminated. The Predecessor financial statements include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to BPA. Transactions with affiliated companies owned by ETI or its subsidiaries which are not a part of BPA are reflected as related party transactions.

All of the allocations and estimates in the condensed consolidated and combined financial statements are based on assumptions that management believes are reasonable. However, the condensed consolidated and combined financial statements included herein may not be indicative of the financial position, results of operations, and cash flows of BPA if BPA had been a separate, stand-alone entity during the period presented.

Actual costs that would have been incurred if BPA had been a stand-alone business would depend on multiple factors, including organizational structure and strategic decisions.

As described above, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the condensed consolidated financial statements after the Emergence Date are not comparable with the condensed consolidated and combined financial statements on or before the Emergence Date.

As part of Business Combination, the Company reevaluated its segment reporting, resulting in the presentation of two businesses: Applied Workflow Automation and Technology.

Prior periods have been recast to reflect the Company’s current segment presentation. See Note 14, Segment Information.

Certain prior period amounts have been reclassified to conform to the 2026 presentation.

Net Profit (Loss) per Share

Earnings per share (“EPS”) is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method and the if-converted method in the period of earnings. The two-class method is an earnings allocation method that determines earnings per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive (i.e., if included, would reduce the net loss per share).

As the Company experienced a net loss for the three months ended March 31, 2026 (Successor), the Company did not include the effect of 1,326,740 shares of Common Stock issuable upon exercise of 13,267,398 outstanding warrants as of March 31, 2026 (refer to Note 12, Stockholders’ Equity and Warrants) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units (256,166 as of March 31, 2026, refer to Note 11,

Stock-Based Compensation) in the calculation of diluted profit (loss) per share for the three months ended March 31, 2026, because their effects were anti-dilutive.

The following table provides details underlying the Company’s loss per basic and diluted share calculation for the three months ended March 31, 2026 (Successor):

Successor
Consolidated
Three Months Ended March 31,
2026
Net loss attributable to common stockholders (A)	$(26,762)
Weighted average common shares outstanding – basic and diluted (B)	11,759,577
Loss Per Share:
Basic and diluted (A/B)	$(2.28)

2.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in the Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026.

Use of Estimates in Preparation of the Condensed Consolidated Financial Statements

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

Disaggregation of Revenues

The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 14, Segment Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor):

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
U.S.A.	$150,439	$11,553	$161,992	$173,054	$14,069	$187,123
EMEA	24,175	7,153	31,328	—	—	—
Other	3,812	—	3,812	4,856	—	4,856
Total	$178,426	$18,706	$197,132	$177,910	$14,069	$191,979

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2026 (Successor), December 31, 2025 (Successor) and January 1, 2025 (Predecessor):

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	March 31,	December 31,	January 1,
	2026	2025	2025
Accounts receivable, net	$130,253	$130,281	$18,663
Deferred revenues (1)	14,535	12,192	6,940
Customer deposits	18,359	21,691	19,900
Costs to obtain and fulfill a contract	1,037	1,039	1,164
(1)	Includes $0.3 million and $0.3 million of non-current portion of deferred revenues reported as part of other long-term liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Non-current portion of deferred revenues was $0.4 million as of January 1, 2025.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) (all related to accounts receivables):

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Balance at January 1 of the allowance for expected credit losses	$5,660	$3,279
Provision for expected loss	885	488
Write-off charged against the allowance	(85)	346
Recoveries collected	(1,496)	(212)
Foreign currency exchange rate adjustment	(37)	28
Balance at March 31 of the allowance for expected credit losses	$4,927	$3,929

Accounts receivable, net includes $23.6 million and $25.4 million as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively, representing amounts not yet billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of its contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. This advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $5.2 million during the three months ended March 31, 2026 (Successor), that had been deferred as of December 31, 2025 (Successor). The Company recognized revenue of $4.0 million during the three months ended March 31, 2025 (Predecessor), that had been deferred as of January 1, 2025 (Predecessor).

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. The Company recognized $0.1 million and $0.1 million of amortization for these costs for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor), respectively, within depreciation and amortization expense in the Company’s condensed combined and consolidated statements of operations. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where the Company receives a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2026 (Successor) in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2026	$13,607
2027	8,937
2028	4,364
2029	1,127
2030	903
2031 and thereafter	2,368
Total	$31,306

3.    New Accounting Pronouncements

Recently Adopted Accounting Guidance

Effective January 1, 2026 the Company adopted ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2026 the Company adopted ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In connection with the Business Combination, certain of Company’s subsidiaries acquired debt facilities totaling $49.0 million outstanding under the Senior Credit Facilities Agreement as discussed in Note 6, Long Term Debt and Credit Facilities. Following the guidance under ASC 805 total fair value of purchase consideration for the transaction was measured at $32.3 million representing the 3,591,555 shares of Common Stock of the Company (the combined entity XBP Global Holdings, Inc.) previously issued to the stockholders of XBP Europe Holdings, Inc. The Company incurred $0.1 million of equity issuance costs and $0.2 million of debt issuance costs in connection with the Business Combination.

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

	Amounts Recognized as of Convenience Date (as previously reported)	Measurement Period Adjustments (a)		Amounts Recognized as of Convenience Date (as adjusted)
Cash and cash equivalents	$1,485	$—		$1,485
Accounts receivable	29,467	—		29,467
Inventory	4,292	—		4,292
Prepaid expenses and other current assets	6,824	2,174	(c)	8,998
Property, plant and equipment	14,156	—		14,156
Right-of-use assets	4,774	—		4,774
Deferred income tax assets	3,177	(2,347)	(c)	830
Related party long term notes receivable	19,864	—		19,864
Other noncurrent assets	944	—		944
Intangible assets, net	38,360	—		38,360
Implied goodwill	55,847	109	(b),(c)	55,956
Total identifiable assets acquired	$179,190	$(64)		$179,126
Liabilities Assumed:
Accounts payable	17,290	—		17,290
Related party payables	4,129	—		4,129
Accrued liabilities	24,946	3,739	(b),(c)	28,685
Accrued compensation and benefits	23,056	—		23,056
Customer deposits	378	—		378
Deferred revenue	5,123	—		5,123
Operating lease liabilities	4,828	—		4,828
Long-term debts	49,014	—		49,014
Related party notes payable	1,597	—		1,597
Deferred tax liabilities	3,525	—		3,525
Pension liabilities	11,141	(3,803)	(b)	7,338
Other long-term liabilities	1,835	—		1,835
Total liabilities assumed	$146,862	$(64)		$146,798
Total Consideration	$32,328	$—		$32,328

(a)	The change in the estimated fair value is primarily to better reflect market participant assumptions about facts and circumstances existing as of the convenience date. The measurement period adjustments did not result from intervening events subsequent to the convenience date.
(b)	As adjusted, comprised of $3.8 million decrease in pension liabilities and $0.7 million increase in accrued liabilities due to pension related adjustments with a resulting $3.1 million decrease in implied goodwill. This measurement period adjustment did not have a material impact on our earnings.
(c)	As adjusted, comprised of $2.2 million increase in prepaid expenses and other current assets due to income tax receivables, $3.0 million increase in accrued liabilities due to income tax payable, $2.3 million decrease in net deferred income tax assets with a resulting $3.2 million increase in implied goodwill. This measurement period adjustment did not have a material impact on our earnings.

The identifiable intangible assets include trade name and trademarks, customer relationships and internally developed software. Trade name and trademarks were valued using the Income Approach, specifically the RfR method. Customer relationships were valued using the Income Approach, specifically the Multi-Period Excess Earnings method. Internally developed software was valued based on the replacement cost method under the cost approach. All of these intangibles acquired represent a Level 3 measurement as they are based on unobservable inputs reflecting the Company’s management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

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

5.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the Convenience Date fair values less accumulated amortization as of March 31, 2026 (Successor) and consist of the following:

	Successor
	Consolidated
	March 31, 2026
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$292,844	$(17,716)	$275,128
Trade names—indefinite-lived (b)	2,875	—	2,875
Trade names—others (c)	9,029	(752)	8,277
Outsourced contract costs	1,292	(255)	1,037
Internally developed software	39,913	(5,326)	34,587
Purchased software	15,009	(1,681)	13,328
Intangibles, net	$360,962	$(25,730)	$335,232

	Successor
	Consolidated
	December 31, 2025
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$292,855	$(11,076)	$281,779
Trade names—indefinite-lived (b)	2,875	—	2,875
Trade names—others (c)	9,029	(470)	8,559
Outsourced contract costs	1,133	(94)	1,039
Internally developed software	39,381	(3,311)	36,070
Purchased software	15,009	(1,251)	13,758
Intangibles, net	$360,282	$(16,202)	$344,080

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amounts of trade names—indefinite-lived as of March 31, 2026 (Successor) and December 31, 2025 (Successor) represent indefinite-lived intangible assets and is net of accumulated impairment losses of $0.
(c)	The carrying amount of trade names—others as of March 31, 2026 (Successor) and December 31, 2025 (Successor) represents definite-lived intangible asset and is net of accumulated impairment losses of $0.

Aggregate amortization expense related to intangible assets was $9.5 million for the three months ended March 31, 2026 (Successor). Aggregate amortization expense related to intangible assets was $6.8 million for the three months ended March 31, 2025 (Predecessor).

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
Remainder of 2026	$28,440
2027	37,252
2028	37,252
2029	37,142
2030	33,698
2031 and thereafter	158,573
Total	$332,357

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 14, Segment Information).

Goodwill by reporting segment consists of the following:

	Successor
	Consolidated
	Balances at January 1, 2026 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances at March 31, 2026 (a)
Applied Workflow Automation	$115,802	$—		$—		$—	$—	$115,802
Technology	74,079	—		—		—	—	74,079
Total	$189,881	$—		$—		$—	$—	$189,881

	Successor
	Consolidated
	Balances at August 1, 2025 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances at December 31, 2025 (a)
Applied Workflow Automation	$356,777	$—		$(683)	(b)	$(240,292)	$—	$115,802
Technology	153,287	792	(b)	—		(80,000)	—	74,079
Total	$510,064	$792		$(683)		$(320,292)	$—	$189,881

	Predecessor
	Combined and Consolidated
	Balances at January 1, 2025 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances at July 31, 2025 (a)
Applied Workflow Automation	$39,718	$—		$—		$—	$—	$39,718
Technology	—	—		—		—	—	—
Total	$39,718	$—		$—		$—	$—	$39,718

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to Applied Workflow Automation and Technology was $240.3 million and $80.0 million, respectively, at March 31, 2026 (Successor) and December 31, 2025 (Successor). Accumulated impairment relating to Applied Workflow Automation was $309.3 million at January 1, 2025 (Predecessor).
(b)	Additions/Deletions represent measurement period adjustments as discussed in Note 4, Business Combination.

6.     Long-term Debt and Credit Facilities

Disclosure under this footnote should be read in conjunction with the “Chapter 11 Reorganization” disclosure included under Note 1, General.

July 2030 Notes

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (for this purpose, together, the “2030 Notes Issuers”), certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “July 2030 Notes Indenture”) governing the Company’s 12.0% First-Priority Senior Secured Notes due 2030 (the “July 2030 Notes”). The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. In December 2025, the Company issued an additional $4.0 million in aggregate of principal amount of the July 2030 Notes generating net proceeds of $3.5 million. The July 2030 Notes bear interest at a fixed rate of 12.0% per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing January 15, 2026, and mature on July 15, 2030. Interest on overdue amounts accrues at the stated rate plus 2.0% per annum. $187.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of March 31, 2026.

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

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (as amended, the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provided for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. On February 13, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which entities controlled by Avenue Capital Group, one of the three largest beneficial owners of the Company, agreed to extend incremental term loans in an aggregate principal amount of $4.0 million for working capital and general corporate purposes, bringing total outstanding borrowings under the Super Senior Term Loan to $50.0 million. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of March 31, 2026, there were borrowings of $50.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults, the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by a first-priority lien on substantially all of the assets of the Super Senior Term Loan Borrowers' and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million (or $10.0 million after the incurrence of any Incremental Facility). The Super Senior Term Loan Borrowers were in compliance with such financial covenants as of March 31, 2026.

Second Lien Note

On February 27, 2023, BPA, through its subsidiary Exela Receivables 3, LLC, and BRF Finance Co., LLC entered into a Secured Promissory Note pursuant to which BPA borrowed $31.5 million from BRF Finance Co., LLC secured by a second lien pledge of Exela Receivables 3, LLC, a subsidiary of BPA (as amended, the “Second Lien Note”). The Second Lien Note was originally scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. On July 29, 2025, BPA entered into an Amended and Restated Second Lien Credit Agreement with BRF Finance Co., LLC. The amendment was executed in connection with BPA’s emergence from the Chapter 11 Cases to align the terms of the Second Lien Note with the Company’s new capital structure and intercreditor arrangements. The Second Lien Note matures on September 30, 2026.

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities; specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Note requires the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with such financial covenants as of March 31, 2026.

During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), the Company repaid $3.8 million and $6.0 million, respectively, in principal amount of the Second Lien Note. During the three months ended March 31, 2026 (Successor), the Company repaid $3.3 million principal amount of the Second Lien Note. The loss on early extinguishment of debt during the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) totaled $0 and $0.1 million, respectively and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated and combined statements of operations. As of March 31, 2026 (Successor), there were borrowings of $12.5 million outstanding under the Second Lien Note included in the current portion of long-term debt in the condensed consolidated balance sheet.

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

As of March 31, 2026 (Successor), there were borrowings of $70.2 million outstanding under the ABL Facility. There were unamortized debt issuance costs of $1.9 million on the ABL Facility as of March 31, 2026 included in other noncurrent assets on the condensed consolidated balance sheet. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

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

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business, with a minimum fixed charge coverage ratio. The ABL Facility requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. On March 6, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Third Amendment to the ABL Facility. Among other things, this amendment (i) eliminates a covenant requiring the ABL Borrower to maintain a minimum excess availability of $7.5 million; (ii) implements a temporary availability block through June 30, 2026, which reduces borrowing capacity by the greater of $3.75 million or 5.0% of the borrowing base if the ABL Borrower’s fixed charge coverage ratio falls below 1.00 to 1.00; (iii) temporarily increases the advance rate for eligible investment grade billed accounts to 95.0% through September 30, 2026; (iv) adjusts the calculation of the borrowing base; (v) amends the mechanics governing the cash dominion period; and (vi) resets the deferred revolving loan origination fee. The Company was in compliance with such financial covenants as of March 31, 2026.

European Senior Credit Facilities Agreement

In June 2024, XBP Europe, Inc., a wholly owned subsidiary of the Company, together with certain other subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with HSBC UK Bank plc (“HSBC”) for a £15.0 million and €10.5 million secured credit facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2028 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2028 Term Loan B Facility”, collectively with the 2028 Term Loan A Facility, the “2028 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “Revolving Credit Facility”), and, together with the 2028 Term Loan Facilities, (the “European Senior Credit Facilities”). Pursuant to the original Facilities Agreement, the 2028 Term Loan Facilities mature on June 26, 2028, and the Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. Borrowings under the 2028 Term Loan A Facility, the 2028 Term Loan B Facility and Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

On July 25, 2025, an amendment to the Facilities Agreement was executed to permit the borrowing of an additional sum of €16.1 million, the equivalent of £14.0 million, under the Revolving Credit Facility. The drawdowns were made in Euro and used for general corporate purposes. This amendment extended the maturity of the Revolving Credit Facility to June 26, 2028, and updated certain definitions and covenants reflecting the Company’s new corporate structure following the Business Combination as discussed in Note 4, Business Combination.

The European Senior Credit Facilities continue to be secured by first-ranking security interests over substantially all assets of XBP Europe, Inc. and other borrower and guarantor subsidiaries, including cash, receivables, inventory, intercompany receivables, shares in subsidiaries, and related assets. The amendment added a new covenant restricting XBP Global Holdings, Inc., as the parent of XBP Europe, Inc., from providing certain guarantees or other credit support. Except as otherwise provided by applicable law, all obligations under the Facilities Agreement are jointly and severally unconditionally guaranteed by the European subsidiaries of XBP Europe, Inc.

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of £150 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of €525 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the three months ended March 31, 2026 (Successor), the Company repaid $0.8 million of outstanding principal amounts under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of March 31, 2026 (Successor), the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.6 million, $7.8 million, and $34.8 million, respectively.

The Facilities Agreement contains financial covenants including, but not limited to, (i) a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. The Facilities Agreement and indenture governing the Senior Credit Facilities contains certain affirmative and negative covenants limiting the ability of the XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. As of March 31, 2026, the Company was not in compliance with the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant under the Facilities Agreement. On May 13, 2026, the Company obtained a formal waiver from the lender of all rights and remedies arising out of or in connection with the failure to meet the requirements of the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant as of March 31, 2026. As of March 31, 2026, the Company was in compliance with all other affirmative and negative covenants under the Facilities Agreement pertaining to its financing arrangements.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection with each monthly sale of certain existing receivables, up to and including December 31, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $15.2 million and $22.1 million, net of legal and other fees of $1.8 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $17.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $23.0 million and $25.8 million under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of December 31, 2025, there was a $1.4 million of outstanding balance under the BR Exar AR Facility included in the current portion of long-term debt in the condensed consolidated balance sheet. During the three months ended March 31, 2026, BREL collected $1.4 million under the BR Exar AR Facility. There was no amount outstanding under the BR Exar AR Facility as of March 31, 2026.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated total of $0 and $0.1 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost, and $0 and $0.4 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the three months ended March 31, 2026 (Successor) and 2025 (Predecessor). Amortizations of the debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

Amended BR Exar AR Facility

On January 21, 2026, certain of the Company’s subsidiaries entered into an Amended and Restated Receivables Purchase Agreement with BREL (as subsequently amended on February 10, 2026 and March 27, 2026 (the “Amended BR Exar AR Facility”)), pursuant to which they agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $20.0 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received $19.5 million, net of amendment and legal fees of $0.5 million, in cash consideration for sale of these receivables under the Amended BR Exar AR Facility during the three months ended March 31, 2026 (Successor). As of March 31, 2026, the Company accrued $1.0 million of unpaid amendment fee for the amendment executed on March 27, 2026. During the period January 1, 2026 through March 31, 2026, BREL collected $10.3 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $9.7 million outstanding under the Amended BR Exar AR Facility as of March 31, 2026 (Successor).

Under the Amended BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated a total of $1.5 million of amendment and legal fees incurred under the Amended BR Exar AR Facility as debt issuances cost during the three months ended March 31, 2026 (Successor). Amortizations of the debt issuance cost and original issue discount relating to the Amended BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

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

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of accounts receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows.

As of March 31, 2026, the Company’s outstanding factored accounts receivable totalled approximately $3.3 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totalling approximately $0.1 million for the three months ended March 31, 2026 (Successor), which is presented in selling, general and administrative expenses on the condensed consolidated statement of operations.

Long-Term Debt Outstanding

As of March 31, 2026 (Successor), and December 31, 2025 (Successor), the following debt instruments were outstanding:

	Successor
	Consolidated
	March 31,	December 31,
	2026	2025
Other (a)	$8,534	$14,921
Secured borrowings under BR Exar AR Facility (b)	8,965	1,257
Second Lien Note maturing September 30, 2026 (c)	12,225	15,775
2028 Term Loan Facilities maturing June 26, 2028 (d)	9,906	10,862
Revolving Credit Facility maturing in June 26, 2028	34,849	35,563
Super Senior Term Loan maturing July 28, 2028 (e)	49,961	45,957
ABL Facility maturing July 29, 2028	70,209	76,753
July 2030 Notes maturing July 15, 2030 (f)	186,558	186,513
Total debt	381,207	387,601
Less: Current portion of long-term debt	(32,260)	(34,334)
Long-term debt, net of current maturities	$348,947	$353,267

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with other loans entered into by subsidiaries of the Company.
(b)	Net of unamortized debt issuance cost of $0.7 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
(c)	Net of unamortized debt issuance costs of $0.3 million and $0 as of March 31, 2026 and December 31, 2025, respectively.
(d)	Net of unamortized debt issuance costs of $0.5 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.
(e)	Net of unamortized debt issuance costs of less than $0.1 million as of March 31, 2026 and December 31, 2025.
(f)	Net of unamortized debt issuance costs of $0.4 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively and net of $14.0 million of principal amount of July 2030 Notes internally held by a subsidiary of the Company as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 (Successor), maturities of long-term debt are as follows:

Maturity
Remainder of 2026	$32,729
2027	3,655
2028	159,871
2029	—
2030	186,987
Thereafter	—
Total long-term debt	383,242
Less: Unamortized original issue discount and debt issuance cost	(2,035)
$381,207

7.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax benefit of $(1.4) million and income tax expense of $2.0 million for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor), respectively.

The Company's ETR for the three months ended March 31, 2026 (Successor) is 5.0%. The Successor's ETR differed from the expected U.S. statutory tax rate of 21% and was primarily impacted by federal and state change in valuation allowance on disallowed interest coupled with change in valuation allowance related to foreign current year NOL.

The Company's ETR of 4.9% for the three months ended March 31, 2025 (Predecessor) differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current tax expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of The Tax Cuts and Jobs Act (“TCJA”).

As of March 31, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2025. The Organization of Economic Co-operating and Development has reached agreement on Pillar Two Model Rules ("Pillar Two") to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. The Company determined the Pillar Two rules did not have a material impact on the Company's taxes for the three months ended March 31, 2026 (Successor) and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

8.     Employee Benefit Plans

All of the pension plans discussed below pertain to the Company’s European subsidiaries, which were deemed to be acquired as part the Business Combination (Refer to Note 4, Business Combination).

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

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2026, the Company recorded $1.6 million of actuarial gain.

Pension Expense

The components of the net periodic benefit cost for the three months ended March 31, 2026 (Successor) are as follows:

Successor
Consolidated
Three Months Ended March 31,
2026
Service cost	$21
Interest cost	835
Expected return on plan assets	(859)
Amortization:
Amortization of net loss	295
Net periodic (benefit) cost	$292

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Global’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.2 million to its pension plans for the three months ended March 31, 2026 (Successor). The Company expects to fund the pension plans with the required contributions for 2026 based on current plan provisions.

9.     Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe any of these actions that are currently pending will have a material, adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated and combined statements of operations or condensed consolidated and combined statements of cash flows.

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

10.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of March 31, 2026 and December 31, 2025, due to the relatively short maturity of these instruments. Management estimated the fair values of the Company’s July 2030 Notes at approximately 86.1% and 87.9% of the principal balance outstanding as of March 31, 2026 (Successor) and December 31, 2025 (Successor). The fair values of secured borrowings under the Amended BR Exar AR Facility, the Second Lien Note, the Super Senior Term Loan, the ABL Facility, the 2028 Term Loan Facilities and the Revolving Credit Facility are equal to their respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with other loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debt using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of Private Warrants liability of the Company included in the other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2026 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2026 (Successor) and December 31, 2025 (Successor):

	Successor
	Consolidated
	Carrying	Fair	Fair Value Measurements
As of March 31, 2026	Amount	Value	Level 1	Level 2	Level 3
Long-term debt	$348,947	$322,987	$—	$322,987	$—
Current portion of long-term debts	32,260	32,260	—	32,260	—
Private Warrants liability	5	5	—	—	5

	Successor
	Consolidated
	Carrying	Fair	Fair Value Measurements
As of December 31, 2025	Amount	Value	Level 1	Level 2	Level 3
Long-term debt	$353,267	$330,699	$—	$330,699	$—
Current portion of long-term debts	34,334	34,334	—	34,334	—
Private Warrants liability	3	3	—	—	3

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

Successor
Consolidated
Three Months Ended March 31,
2026
Balance as at January 1	$3
Change in the fair value of the Private Warrants liability	2
Balance as at March 31	5

11.   Stock-Based Compensation

XBP 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe Holdings, Inc. (the legal acquirer under the Business Combination) approved and adopted XBP Europe Holdings, Inc.’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at the 2024 Annual Meeting of Stockholders. The XBP 2024 Equity Plan was subsequently amended following stockholder approval on July 25, 2025, to authorize additional shares, and continues to be effective after the Business Combination. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, the Company has been authorized to issue up to 1,727,187 shares of common stock, which may be granted to eligible participants in furtherance of the Company’s broader compensation strategy and philosophy, of which 1,283,785 shares remain available for issuance (including 256,166 shares subject to outstanding awards), as of March 31, 2026. Awards under the 2024 Equity Plan are granted upon terms approved by the Company’s Compensation Committee and set forth in an award agreement or other evidence of an award.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a one (1) year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the three months ended March 31, 2026 (Successor) is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of January 1, 2026 (Successor)	278,212	$9.96	1.12
Granted	—	—	—
Forfeited	—
Vested	(22,046)	13.30
Outstanding Balance as of March 31, 2026 (Successor)	256,166	$9.67	0.62

All of the RSUs that vested in the first quarter of 2026 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 9,430 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities were approximately $0.1 million and is reflected as a financing activity within the condensed consolidated statement of cash flows for the three months ended March 31, 2026 (Successor).

As of March 31, 2026 (Successor), there was $0.9 million of total unrecognized compensation expense related to non-vested restricted stock unit awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.5 million related to restricted stock unit awards under the XBP 2024 Equity Plan for the three months ended March 31, 2026 (Successor).

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require not less than a four (4) year ratable vesting period. There was no stock option activity for the three months ended March 31, 2026 and no stock options outstanding as of March 31, 2026 under the XBP 2024 Equity Plan.

12.   Stockholders’ Equity and Warrants

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Preferred Stock — The Company is authorized to issue up to 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2026, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 400,000,000 shares of Common Stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock do not have cumulative voting rights. As of March 31, 2026, there were 11,768,050 shares of Common Stock issued and outstanding.

Warrants — As of March 31, 2026, the Company had the following warrants to purchase Common Stock outstanding:

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

Private Placement and Forward Purchase Warrants

The Private Placement and Forward Purchase Warrants (together “Private Warrants”) meet the definition of a derivative; however, they do not meet the equity scope exception in ASC 815 and are therefore classified as a liability. The Private Warrants are identical to the Public Warrants, except that so long as they are held by CFAC Holdings VIII, LLC (an affiliate of Cantor Fitzgerald) or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, and (ii) shall not be redeemable by the Company,

Upon exercise of each of the Public Warrants and Private Warrants, the exercise price and number of shares of Common Stock issuable may be adjusted in certain circumstances including in the event of a stock dividend, a consolidation, combination, reverse stock split or reclassification of shares of Common Stock. Private warrants’ liability is included within other long-term liabilities on the condensed consolidated balance sheets.

ETI Warrants

On July 29, 2025, the Company issued Common Stock purchase warrants to certain subsidiaries of ETI which entitles them to purchase 663,242 shares of Common Stock of the Company for an exercise price of $49.80 per share (the “ETI Warrants”). The ETI Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the condensed consolidated balance sheets. No fractional shares will be issued upon exercise of the ETI Warrants. The ETI Warrants are currently exercisable and will expire on July 29, 2030. The ETI Warrants are not traded as of March 31, 2026 and are not subject to redemption by the Company.

13.   Related-Party Transactions

Successor

Relationship with HandsOn Global Management

Par Chadha, the Chairman of the Company’s board of directors, and Andrej Jonovic, Chief Executive Officer of the Company and a director, are affiliated with HandsOn Global Management LLC (together with affiliated entities managed by HandsOn Global Management LLC, “HGM”).

On January 1, 2015, the Company, through one of its subsidiaries, entered into a master agreement with Rule 14, LLC, a portfolio company of HGM. In addition, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016 (collectively, with the agreement with Rule 14, LLC, the “Master Agreements”). Each of the Master Agreements provides the Company with use of certain technology and services and includes a reseller arrangement pursuant to which the Company was entitled to sell these services to third parties. Twenty-five percent (25%) of any revenue earned by the Company from such third-party sales is to be shared with the applicable HGM’s venture affiliate. There are various applications subject to arrangements under the Master Agreements, and the Company has the license to use and resell such applications, as provided for in the Master Agreements. The Company incurred total expenses of approximately $1.2 million for the three months ended March 31, 2026 (Successor) for outsourced digital document processing services, workflow automation services, and software platform subscriptions services provided under these Master Agreements. The majority of these costs were attributable to: (i) workflow automation services related to automated document control and field mapping for specialized medical and financial records, (ii) enterprise platform subscriptions including licensing, custom reporting, and subscription fees for proprietary enterprise systems namely the Athena platform and the Peri platform, and (iii) information technology (IT) infrastructure services—onshore and offshore support services for the core platforms (Athena, Peri, Speakup, and Spring) including charges for change requests, hosting and Amazon Web Services (“AWS”). The Company earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the three months ended March 31, 2026 (Successor).

An operating subsidiary of the Company leased an operating facility from HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited)(“HGM India”), which is an HGM affiliate. The rental expense for this operating lease (the “HOV Lease”) was less than $0.1 million for the three months ended March 31, 2026 (Successor). In addition, HGM India provides the Company data capture and technology services. The expense recognized for these services was approximately $0.2 million for the three months ended March 31, 2026 (Successor). These expenses are included in related party expense in the condensed consolidated statement of operations.

On October 27, 2025, the Company, through one of its subsidiaries, entered into an assignment and assumption agreement with HGM to assign certain portion of its right, title and interest in a building lease to HGM. The rental income from this lease (the “Assigned Lease”) was less than $0.1 million for the three months ended March 31, 2026 (Successor).

On February 5, 2025, the Company entered into a service agreement with Nventr, LLC, a portfolio company of HGM, that provides AI analytics solutions (the “Nventr Agreement”). The Company incurred an expense of $0.3 million for the three months ended March 31, 2026 (Successor), in related party expenses for these services within the condensed consolidated statement of operations. The Company capitalized less than $0.1 million towards solutioning work under the Nventr Agreement for the three months ended March 31, 2026 (Successor).

On February 18, 2025, the Company entered into a service agreement with HGM India, to help mitigate the risk of service disruption from the Chapter 11 Cases on the Predecessor by providing an alternate source for certain business process outsourcing, management, and financial transaction processing solutions. The Company incurred an expense of $0.8 million for the three months ended March 31, 2026 (Successor), in related party expenses within the condensed consolidated statements of operations.

On February 10, 2026, the Company, through one of its subsidiaries, entered into a Master Services Agreement and Mailroom Services Statement of Work with HealthAxis Group LLC, which is an HGM affiliate. Under the agreements, the Company shall provide mailroom, document scanning, indexing, secure electronic delivery, and ten year archival services to HealthAxis from one of its facilities. The Master Services Agreement has an initial term of three years with automatic one year renewals and may be terminated by either party for convenience. Pricing is tiered based on annual image volume, subject to a $7,500 monthly minimum and an annual cost-of-living adjustment. For the three months ended March 31, 2026, the Company recognized no revenue under these agreements.

In the aggregate, for the three months ended March 31, 2026 (Successor), the Company incurred approximately $2.6 million in expenses and recognized less than $0.1 million in revenues under the arrangements described in this section.

Related-party Indebtedness

As of March 31, 2026, funds managed by Gates Capital Management, Inc. and Avenue Capital Group, each of which is affiliated with beneficial holders of 10% or more of the Company's outstanding Common Stock, are lenders under the Company's Super Senior Term Loan. The aggregate principal amounts of Super Senior Term Loan held by funds managed by Gates Capital Management, Inc. and Avenue Capital Group were approximately $39.0 million and $5.0 million, respectively, as of March 31, 2026. The terms of the Super Senior Term Loan, including interest rate, maturity, and security provisions, are identical for all lenders and were established through the Plan in connection with the Restructuring. For a description of the Super Senior Term Loan, refer to Note 6, Long-term Debt and Credit Facilities.

Predecessor

Relationship with HandsOn Global Management

The Predecessor incurred fees relating to the Master Agreements of $1.7 million for the three months ended March 31, 2025 (Predecessor). The Predecessor earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the three months ended March 31, 2025 (Predecessor).

The rental expense for the HOV Lease was less than $0.1 million for the three months ended March 31, 2025 (Predecessor). In addition, HGM India provided the Predecessor data capture and technology services. The expense recognized for these services was approximately $0.7 million for the three months ended March 31, 2025 (Predecessor). These expenses are included in related party expense in the condensed consolidated and combined statements of operations.

On September 1, 2024, the Company, through one of its subsidiaries, entered into a master services agreement with Aideo Technology LLC (“Aideo”) an affiliate of HGM, wherein the Company agreed to provide medical coding services to Aideo. On October 1, 2024, the Company, through one of its subsidiaries, entered into another master services agreement with Aideo wherein the Company agreed to provide the management of AWS hosting services to Aideo (together with the initial Aideo Agreement, the “Aideo Agreements”). For the three months ended March 31, 2025 (Predecessor), the Predecessor recognized $0.1 million of revenue under the Aideo Agreements.

In aggregate, for the three months ended March 31, 2025 (Predecessor), the Predecessor incurred approximately $2.5 million in expenses and recognized approximately $0.1 million in revenues under the arrangements described in this section.

Transactions between the Predecessor and XBP Europe Holdings, Inc.

XBP Europe Holdings, Inc. (together with its subsidiaries, “XBP Europe”) was a subsidiary of ETI and an affiliate of the Predecessor until the Business Combination. Historically, XBP Europe and its predecessor entities and subsidiaries were managed and operated in the ordinary course of business with other subsidiaries of ETI including the Predecessor. Below are the transactions that occurred between the Predecessor and XBP Europe during the three months ended March 31, 2025 (Predecessor).

Purchase of Products and Services: the Predecessor purchased products and services from XBP Europe for which $0.1 million in related party expense is reflected in the condensed consolidated and combined statements of operations for the three months ended March 31, 2025 (Predecessor).

Shared Service Center Costs: the historical costs and expenses of XBP Europe include costs for certain shared service functions historically provided by the Predecessor, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTEs), formal agreements between the Predecessor and XBP Europe, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and the costs of operating XBP Europe during the periods presented. The allocated shared service expenses and general corporate expenses for the three months ended March 31, 2025 (Predecessor) were $0.8 million, and are included in the related party revenue in the condensed consolidated and combined statements of operations. In the opinion of management of the Predecessor and XBP Europe, the expense and cost allocations had been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe during 2025. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been incurred had XBP Europe operated as an independent entity, including any expenses associated with obtaining any of these services from the Predecessor. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Service Fee: the Predecessor provided certain management services to XBP Europe pursuant to a services agreement, including sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Predecessor earned total fees of $0.7 million for these services for the three months ended March 31, 2025 (Predecessor).

Notes Receivable: The Predecessor entered into four intercompany loan agreements (“Related Party Notes Receivable”) with XBP Europe. Three of the notes were dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note was dated September 15, 2023. The Related Party Notes Receivable had a ten-year term and bore annual interest of 6.0%, due at the end of the term. There were $1.5 million of Related Party Notes Receivable outstanding as of March 31, 2025 (Predecessor). The condensed combined and consolidated statements of operations includes less than $0.1 million of related party interest income for the three months ended March 31, 2025 (Predecessor) in the interest expense, net.

In aggregate, for the three months ended March 31, 2025 (Predecessor), the Predecessor incurred approximately $0.1 million in expenses and recognized approximately $0.7 million in revenues under the arrangements described in this section. Allocated shared service expenses and general corporate expenses for the three months ended March 31, 2025 (Predecessor) were $0.8 million recorded as revenues. Interest income on Related Party Notes Receivable for the three months ended March 31, 2025 (Predecessor) was less than $0.1 million.

Recharges by ETI

In the carve out of the Predecessor as a separate entity from its former Parent ETI in preparing its financial statements, cost incurred by ETI to support the Predecessor business are represented as having been recharged by ETI. During the three months ended March 31, 2025 (Predecessor), the Predecessor reimbursed $1.4 million to ETI primarily on account of salaries, legal and professional fees and other miscellaneous expenses.

April 2026 Notes held by ETI Subsidiaries

As of March 31, 2025 (Predecessor), $362.8 million of aggregate principal amount of the Predecessor’s promissory notes issued pursuant to the 2026 Indentures were held by subsidiaries of ETI that had been formed to acquire and hold such indebtedness. The Predecessor recorded net interest expense of $3.1 million using effective interest rate method on the notes held by such ETI subsidiaries for the three months ended March 31, 2025 (Predecessor).

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of March 31, 2026 (Successor) and December 31, 2025 (Successor) were as follows:

	Successor
	Consolidated
	March 31, 2026		December 31, 2025
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited)	$—	$2,057	$—	$2,050
Rule 14, LLC	—	1,036	—	950
HGM	76	—	—	227
Doctors of Waikiki LLP	—	137	—	137
Aideo Technology, LLC	736	—	736	—
ETI entities	175	1,273	—	1,147
Nventr, LLC	—	465	—	832
	$987	$4,968	$736	$5,343

14. Segment Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with its clients. The Company is organized into two segments: Applied Workflow Automation and Technology.

Applied Workflow Automation

The Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. The Applied Workflow Automation segment includes the Company’s Bills & Payments, healthcare industry solutions, on-site enterprise solutions, integrated communications and enterprise legal management business units which serve leading banks, payers and providers, utilities as well as federal, regional, and local government entities.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general, and administrative expenses, depreciation and amortization, related party expense, net, interest expense, net, debt modification and extinguishment costs (gain), net, sundry expenses (income), net, and other expense (income), net to its reporting segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below. Other than cost of revenue, no expenses are tracked, allocated or reported based on segments as the CODM does not review or use financial information below segment profit to manage and direct the resources of the reportable segments.

	Successor
	Consolidated
	Three months ended March 31, 2026
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$178,426	$18,706	$197,132
Cost of revenue (exclusive of depreciation and amortization)	142,991	8,906	151,897
Segment profit	35,435	9,800	45,235
Selling, general and administrative expenses (exclusive of depreciation and amortization)			42,814
Depreciation and amortization			14,849
Related party expense			2,653
Interest expense, net			14,069
Sundry income, net			(392)
Other income, net			(561)
Net loss before income taxes			$(28,197)

	Predecessor
	Combined and Consolidated
	Three months ended March 31, 2025
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$177,910	$14,069	$191,979
Cost of revenue (exclusive of depreciation and amortization)	146,068	4,577	150,645
Segment profit	31,842	9,492	41,334
Selling, general and administrative expenses (exclusive of depreciation and amortization)			22,262
Depreciation and amortization			10,535
Related party expense			2,553
Interest expense, net			23,780
Debt modification and extinguishment costs (gain), net			109
Sundry expense, net			1,312
Other income, net			(23)
Loss before reorganization items and income taxes			(19,194)
Reorganization items			(60,845)
Net profit before income taxes			$41,651

15. Subsequent Events

Amended BR Exar AR Facility Amendment and Repayments

On May 14, 2026, certain of the Company’s subsidiaries entered into an additional amendment to the Amended BR Exar AR Facility, pursuant to which such subsidiaries agreed to sell certain existing and future receivables to BREL until such time as BREL shall have collected $4.6 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received an aggregate of $4.1 million in net proceeds under this amendment. During the period April 1, 2026 through May 15, 2026, the Company repaid $4.6 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $9.8 million outstanding under the Amended BR Exar AR Facility as of May 15, 2026.

Repayments on Second Lien Note

During the period April 1, 2026 through May 15, 2026, the Company repaid $2.0 million principal amount of the Second Lien Note. Accordingly, the outstanding principal amount under the Second Lien Note was $10.5 million, as of May 15, 2026.

Sale of July 2030 Notes

On May 8, 2026, the Company sold $1.0 million in aggregate principal amount of July 2030 Notes previously held internally by a subsidiary of the Company to Chairman of the Company's board of directors, generating net proceeds of approximately $0.9 million. After giving effect to this transaction, $188.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of May 15, 2026.

Super Senior Term Loan Amendment

On May 7, 2026, the Lead Borrower, Exela Finance Inc., the guarantors party thereto and Ankura Trust Company, LLC, as Administrative Agent and Collateral Agent, entered into an amendment to Super Senior Term Loan with the Required Lenders. The amendment amends and restates the definition of "Permitted Securitization Financing" under the Super Senior Term Loan to permit ongoing sales of designated receivables under the Amended BR Exar AR Facility, subject to a cap of $10.0 million in the aggregate amount of Permitted Securitization Financings incurred and outstanding on or after the effective date of the amendment. All other terms of the Super Senior Term Loan remain in full force and effect.

ABL Facility Amendment

On May 14, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into an amendment to the ABL Facility. The amendment updated certain definitions and provisions relating to the Company's Amended BR Exar AR Facility, including identifying the originators, capping aggregate outstanding principal under the Amended BR Exar AR Facility at $10.0 million, and requiring the Agent's prior written consent for certain modifications to the Amended BR Exar AR Facility. The amendment did not modify the borrowing commitments, maturity, interest rate, financial covenants or collateral under the ABL Facility.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our expectations regarding future financial performance, industry conditions, business strategy, and the anticipated effects of our restructuring and related transactions, including the Business Combination. Forward-looking statements are often identified by words such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” or similar expressions.

Forward-looking statements are based on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks include, among others, those related to the integration and performance of the combined business, market conditions and demand for our services, competition, technological change, data security, regulatory developments, reliance on third-party service providers, and our ability to meet applicable listing standards, as well as the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings with the SEC.

Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to update or revise them as a result of new information, future events, or otherwise. Information contained on any website referenced in this Quarterly Report is not incorporated by reference.

Overview

XBP Global is a multinational technology and services company powering intelligent workflows for organizations worldwide. Our proprietary platforms and agentic AI-driven automation enable our clients to entrust us with their most impactful digital transformations and mission-critical operations. Our operational foundation is further defined by deep domain expertise across industries and the public and private sectors, including decades of experience helping clients navigate shifting global regulatory frameworks and supporting compliance with the rigorous standards required by government entities and highly scrutinized industries, including banking, healthcare and insurance. We pair this expertise with platform-agnostic, end-to-end structured workflows that combine AI-driven automation with dedicated human-in-the-loop exception handling and orchestration software, enabling our clients to transition from labor-intensive, reactive operations to digitally orchestrated, exception-driven workflows. From enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications, our solutions address the full life cycle of transaction processing and enterprise information management. Our Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. Our Technology segment primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services. As of March 31, 2026, we had 10,200 employees in 20 countries operating either remotely from our business facilities or co-located at our clients’ facilities.

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

On July 29, 2025, XBP Europe Holdings, Inc. finalized its acquisition of BPA, ETI’s historical operations in the Americas and Asia, as part of the Business Combination pursuant to the MIPA. The consideration for the sale was $1.00, reflecting the encumbered nature of BPA which at the time of entry into the MIPA was involved in the Chapter 11 Cases. The Business Combination was subject to certain conditions subsequent including emergence of BPA and certain of its affiliates from the Chapter 11 Cases, which occurred on July 29, 2025 (the Emergence Date). Prior to the Business Combination, the Company and BPA had both been indirect subsidiaries of ETI. ETI remains a stockholder of the Company and a related party; see Note 13, Related-Party Transactions. In connection with the Business Combination, the Company changed its name from “XBP Europe Holdings, Inc.” to “XBP Global Holdings, Inc.”

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

In accordance with ASC 852, Reorganizations (“ASC 852”), BPA was required to apply fresh-start accounting upon its emergence from bankruptcy. The Company evaluated transaction activity of BPA between July 31, 2025 (the Convenience Date) and the Emergence Date and concluded that the Convenience Date was appropriate for the adoption of fresh-start accounting which resulted in BPA becoming a new entity for financial reporting purposes as of the Convenience Date. See Note 1, General and Note 4, Business Combination for additional information.

Predecessor and Successor

The “Predecessor” company information presented refers to the financial information prior to the Emergence Date, which reflects the combined historical financial statements of BPA prepared using BPA’s previous combined basis of accounting. The “Successor” company information refers to the financial information beginning August 1, 2025 and reflects the condensed consolidated financial statements of XBP Global, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination and fresh start accounting of BPA. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination and fresh start accounting of BPA. See Note 1, General for additional information.

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

As of March 31, 2026, we had approximately 10,200 employees globally, with approximately 5,100 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $91.0 million and $81.2 million for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor), respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, for example many countries in Europe, there is a statutory payment requirement for any people made redundant due to automation or relocation of delivery locations.

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

EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA

We define EBITDA as net income (loss), plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus non-recurring transaction costs, non-cash equity compensation, restructuring and related expenses, loss/(gain) on sale of assets, impairment of goodwill and other non-recurring items such as reorganization items. We define Pro forma Adjusted EBITDA as Adjusted EBITDA plus management’s estimates of the impact of the Business Combination and Restructuring, had such transactions occurred at the beginning of the earliest period presented.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue (including related party revenue):
Applied Workflow Automation	$178,426	$177,910	$516	0.3%
Technology	18,706	14,069	4,637	33.0%
Total revenue	197,132	191,979	5,153	2.7%
Cost of revenue (exclusive of depreciation and amortization):
Applied Workflow Automation	142,991	146,068	(3,077)	(2.1)%
Technology	8,906	4,577	4,329	94.6%
Total cost of revenues (exclusive of depreciation and amortization)	151,897	150,645	1,252	0.8%
Selling, general and administrative expenses	42,814	22,262	20,552	92.3%
Depreciation and amortization	14,849	10,535	4,314	40.9%
Related party expense	2,653	2,553	100	3.9%
Operating profit (loss)	(15,081)	5,984	(21,065)	(352.0)%
Interest expense, net	14,069	23,780	(9,711)	(40.8)%
Debt modification and extinguishment costs (gain), net	—	109	(109)	(100.0)%
Sundry expense (income), net	(392)	1,312	(1,704)	(129.9)%
Other income, net	(561)	(23)	(538)	2339.1%
Loss before reorganization items and income taxes	(28,197)	(19,194)	(9,003)	46.9%
Reorganization items, net	—	(60,845)	60,845	100.0%
Net profit (loss) before income taxes	(28,197)	41,651	(69,848)	(167.7)%
Income tax expense (benefit)	(1,435)	2,028	(3,463)	(170.8)%
Net profit (loss)	$(26,762)	$39,623	$(66,385)	(167.5)%

Revenue

For the three months ended March 31, 2026, our net revenue on a consolidated basis increased by $5.2 million, or 2.7%, to $197.1 million (including related party revenue of less than $0.1 million) from $192 million (including related party revenue of $1.5 million) for the three months ended March 31, 2025.

Applied Workflow Automation and Technology segments constituted 90.5%, and 9.5%, respectively, of our total net revenue for the three months ended March 31, 2026, compared to 92.7%, and 7.3%, respectively, for the three months ended March 31, 2025. The revenue changes by reporting segment were as follows:

Applied Workflow Automation—Net revenue attributable to Applied Workflow Automation segment was $178.4 million for the three months ended March 31, 2026, compared to $177.9 million for the three months ended March 31, 2025. The revenue increase of $0.5 million, or 0.3%, is primarily attributable to inclusion of newly acquired entity in the successor period and revenue from newly won business, offset by lower postage revenue and lower one-time projects.

Technology—For the three months ended March 31, 2026, net revenue attributable to the Technology segment increased by $4.6 million or 33.0%, to $18.7 million from $14.1 million for the three months ended March 31, 2025. The revenue increase in the Technology segment was largely due to inclusion of newly acquired entity in the successor period.

Cost of revenue

For the three months ended March 31, 2026, the cost of revenue increased by $1.3 million, or 0.8%, compared to the three months ended March 31, 2025.

In the Applied Workflow Automation segment, the decrease was primarily attributable to reduced cost resulting from completed projects and optimization efforts. Cost of revenue to the Applied Workflow Automation segment decreased by $3.1 million, or 2.1%.

The cost of revenue in the Technology segment increased by $4.3 million, or 94.6%, primarily due to the inclusion of the newly acquired entity in the successor period within the Technology segment.

The decrease in cost of revenues as a percentage of revenue on a consolidated basis was primarily due to a change in the revenue mix and executed optimization efforts. Cost of revenue for the three months ended March 31, 2026 was 77.1% of revenue compared to 78.5% of revenue for the three months ended March 31, 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $20.6 million, or 92.3%, to $42.8 million for the three months ended March 31, 2026, compared to $22.3 million for the three months ended March 31, 2025. The increase was primarily attributable to inclusion of newly acquired entity in successor period, an $8.6 million charge to refine the Company's estimate of the general unsecured claims liability based on updated information from the post-emergence claims reconciliation process the original measurement adjustment of which was recognized as gain in Reorganization items, net in the Predecessor period, and an increase in legal and professional fees. SG&A expenses increased as a percentage of revenues to 21.7% for the three months ended March 31, 2026 as compared to 11.6% for the three months ended March 31, 2025.

Depreciation and amortization

Total depreciation and amortization expenses were $14.8 million for the three months ended March 31, 2026 compared to $10.5 million for the three months ended March 31, 2025.

Related party expenses

Related party expense was $2.7 million for the three months ended March 31, 2026 compared to $2.6 million for the three months ended March 31, 2025.

Interest expense, net

Interest expense, net was $14.1 million for the three months ended March 31, 2026 compared to expense of $23.8 million for the three months ended March 31, 2025.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost for the three months ended March 31, 2026 while there was $0.1 million of debt modification and extinguishment cost for the three months ended March 31, 2025.

Sundry expense (income), net

The decrease in sundry expense, net of $1.7 million over the prior year period, was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other income, net

Other income, net, was a gain of $0.6 million for the three months ended March 31, 2026 compared to other income, net, was a gain of $0.02 million for the three months ended March 31, 2025.

Reorganization items

There were no reorganization items for the three months ended March 31, 2026. Reorganization items for the three months ended March 31, 2025 includes $20.5 million of the legal and professional fees paid in connection with Chapter 11 Cases and $82.0 million on account of derecognition of the unamortized debt premium and $0.6 million of unamortized debts discount and unamortized debt issuance costs.

Income tax expense (benefit)

We recorded an income tax benefit of $1.4 million for the three months ended March 31, 2026 and an income tax expense of $2.0 million for the three months ended March 31, 2025. The tax expense decreased in three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to changes in valuation allowances and decrease in foreign earnings. Our estimated annual effective tax rate of 5.0% for the three months ended March 31, 2026 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by federal and state change in valuation allowance on disallowed interest coupled with change in valuation allowance related to foreign current year NOL.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA, Adjusted EBITDA, and Pro forma Adjusted EBITDA as important indicators of performance. We define EBITDA as net (loss) income, plus income tax expenses, interest expense, net and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus non-recurring transaction costs, non-cash equity compensation, restructuring and related expenses, loss/(gain) on sale of assets, impairment of goodwill and other non-recurring items such as reorganization items. We define Pro forma Adjusted EBITDA as Adjusted EBITDA plus management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of the earliest period presented.

We present EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, and Pro forma Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net income/loss is the GAAP measure most directly comparable to EBITDA, Adjusted EBITDA, and Pro forma Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures have important limitations as analytical tools because they exclude, some but not all, items that affect the most directly comparable GAAP financial measures. These non-GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to our net profit (loss), the most directly comparable GAAP measure, for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor).

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Net profit (loss)	$(26,762)	$39,623
Income tax expense (benefit)	(1,435)	2,028
Interest expense, net	14,069	23,780
Depreciation and amortization	14,849	10,535
EBITDA	721	75,966
Transactions costs (1)	481	—
Non-cash equity compensation (2)	484	105
Loss/(gain) on sale of assets (3)	225	—
Debt modification and extinguishment costs (gain), net	—	109
Reorganization items	—	(60,845)
Adjusted EBITDA	1,911	15,335
Impact of acquisition and reorganization (4)	—	2,644
Pro forma Adjusted EBITDA	$1,911	$17,979

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to stock-based compensation.
(3)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(4)	Represents management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of fiscal 2025.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings. As of March 31, 2026, we had total indebtedness of $381.2 million, and we incurred interest expense of approximately $14.1 million for the three months ended March 31, 2026 (Successor). We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business for at least the next twelve months. However, compliance with the Company’s restrictive financial covenants in the Company’s financing agreements is tested as of specified measurement dates and may, from time to time, depend on the Company’s operating performance and the successful execution of planned transactions, including asset dispositions or other balance sheet actions. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants. There can be no assurance that any planned transactions will be completed on a timely basis, on acceptable terms, or at all. Even if the Company is in compliance with its debt covenants as of the date of filing of this Quarterly Report, subsequent developments or our inability to successfully execute planned transactions, could result in non-compliance in future periods.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At March 31, 2026 (Successor) and December 31, 2025 (Successor) cash, restricted cash, and cash equivalents totalled $53.1 million and $68.7 million, respectively, including restricted cash of $24.6 million and $31.6 million, respectively.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. The current maturities of outstanding principal amounts under the Second Lien Note, the secured borrowings under the Amended BR Exar AR Facility, the 2028 Term Loan Facilities, Revolving Credit Facility (each as defined and further described in “Indebtedness” below) and the other debts are $12.5 million, $9.7 million, $3.2 million, $1.5 million and $6.6 million, respectively. We were in compliance with all financial covenants as of March 31, 2026 except for the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant under the European Senior Credit Facilities Agreement. On May 13, 2026, the Company obtained a formal waiver from the lender of all rights and remedies arising out of or in connection with the failure to meet the requirements of the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant under the European Senior Credit Facilities Agreement as of March 31, 2026. See Note 6, Long-Term Debt and Credit Facilities, Note 8, Employee Benefit Plans, and Note 9, Commitments and Contingencies, to our condensed consolidated and combined financial statements herein for further information on material cash requirements from known contractual and other obligations.

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

The Company believes the current cash, cash equivalents and cash flows from operating and financing activities are sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months. In addition, the Company actively manages its capital structure and evaluates a range of financing alternatives to support its operating plan and long-term objectives. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, the Company may need to raise additional capital. The Company may require funding for a variety of reasons, including, but not limited to, investments in strategic initiatives, business development activities, variability in operating results, or to maintain flexibility under the financial covenants in its financing agreements. There can be no assurance that such financing, if and when pursued, would be available on terms acceptable to the Company. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any debt financing, if available, may involve restrictive covenants that may impact the Company’s ability to conduct business or return capital to investors. If financing is not available on acceptable terms when needed, the Company may adjust the timing or scope of certain discretionary initiatives in order to align spending with available resources. Further, any failure to comply with the restrictive covenants in the Company’s financing agreements, if not waived or cured, could result in an event of default. In such circumstances, the Company may be required to seek waivers or amendments from its lenders, which may not be granted and, if granted, could impose additional costs, more restrictive terms or other adverse conditions. The Company has historically maintained constructive working relationships with its lenders; in this regard, on May 13, 2026, the Company obtained a formal waiver from the lender under the European Senior Credit Facilities Agreement with respect to its consolidated total leverage ratio covenant and consolidated interest coverage ratio covenant as of March 31, 2026. The need to obtain future waivers or amendments could adversely affect the Company’s liquidity, access to capital and business prospects. An event of default could permit lenders to accelerate the Company’s indebtedness and exercise remedies against collateral securing such indebtedness. The Company actively monitors its covenant compliance, maintains regular dialogue with its lenders, and continues to pursue operational and strategic actions, including ongoing cost optimization and disciplined capital allocation, that are intended to ensure sufficient liquidity and enhance capital structure flexibility over time.

Known Trends and Uncertainties

The workflow automation and business process services industry continues to face pricing pressure from competitive bidding and accelerating disruption from agentic AI and intelligent automation. During the first quarter of 2026, these dynamics intensified as enterprise clients moved more rapidly toward outcome-based and AI-augmented delivery models, which may compress renewal pricing on long-term contracts, prompt productivity-sharing arrangements with clients, and lengthen sales and implementation cycles for newer AI-enabled offerings. We are exposed to these trends through our reliance on long-term contracts that may be renewed at lower rates or terminated early.

Although no single client exceeded 10% of revenue, concentration remains in financial services, healthcare, and government, where regulatory complexity, procurement cycles, and budgetary constraints can affect contract timing and renewal economics. We continue to absorb transitional impacts from the July 2025 restructuring, including residual client and vendor uncertainty and integration costs, which continued to weigh on year-over-year revenue comparability during the first quarter of 2026. Persistent inflation, foreign-exchange volatility, and tariff and energy-related cost pressures observed during the quarter may further weigh on near-term revenue conversion and input costs.

We believe these trends are reasonably likely to affect our future results of operations and liquidity. Management is addressing them through cost optimization, expansion of offshore and automated delivery, targeted client retention initiatives in regulated and mission-critical workflows, and continued integration of the acquired operations. During the first quarter of 2026, we advanced these initiatives through the launch of our agentic AI-enabled service offerings and additional multi-year wins in European public-sector and financial-services accounts, which we expect to partially offset the revenue impact of project completions and client exits experienced during the post-restructuring transition.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(5,045)	$(43,719)	$38,674
Net cash used in investing activities	(1,556)	(1,773)	217
Net cash provided by (used in) financing activities	(8,453)	38,253	(46,706)
Subtotal	$(15,054)	(7,239)	$(7,815)
Effect of exchange rates on cash, restricted cash and cash equivalents	(509)	108	(617)
Net decrease in cash, restricted cash and cash equivalents	$(15,563)	$(7,131)	$(8,432)

Analysis of Cash Flow Changes between the three months ended March 31, 2026 and March 31, 2025

Operating Activities—The reduction of $38.7 million in net cash used in operating activities for the three months ended March 31, 2026 (Successor) was primarily due to a $27.0 million favorable change in accounts receivable, no cash paid for reorganization activities in 2026 compared to $20.5 million paid in 2025, higher gross profit (revenue less cost of revenue) by $3.9 million and lower interest payment. This reduction in net cash used in operating activities was partially offset by increase in payments for accounts payable and accrued liabilities by $20.0 million.

Investing Activities— Net cash used in investing activities decreased by $0.2 million, from $1.8 million used in the three months ended March 31, 2025 (Predecessor) to $1.6 million used in the three months ended March 31, 2026 (Successor). The decrease was primarily due to a $0.2 million reduction in cash paid for purchases of property, plant and equipment and a $0.1 million increase in proceeds from the sale of property, plant and equipment, partially offset by $0.1 million increase in additions to internally developed software.

Financing Activities— Net cash used in financing activities was $8.5 million for the three months ended March 31, 2026 (Successor), compared with net cash provided by financing activities of $38.3 million for the three months ended March 31, 2025 (Predecessor), a decrease of $46.7 million. Cash inflows during the three months ended March 31, 2026 (Successor) consisted primarily of $133.7 million of proceeds from the ABL Facility, $20.0 million of borrowings under the amended BR Exar AR Facility, $10.2 million of proceeds from other loans, and $4.0 million of proceeds from the Super Senior Term Loan. These inflows were more than offset by $141.4 million of repayments on the ABL Facility, $0.8 million of principal repayments on 2028 Term Loan Facilities, $17.2 million of principal repayments on senior secured term loans and other loans, $10.3 million of repayments under the Amended BR Exar AR Facility and $1.4 million of repayment under the BR Exar AR Facility, $3.3 million of repayment of the Second Lien Note, $1.1 million of principal payments on finance lease obligations, $0.8 million of cash paid for debt issuance costs, and $0.1 million of cash paid for withholding taxes on vested RSUs.

Net cash provided by financing activities of $38.3 million for the three months ended March 31, 2025 (Predecessor) primarily reflected $50.0 million of proceeds from new-money loans borrowed pursuant to a debtor-in-possession (“DIP”) financing agreement entered into in connection with the Chapter 11 Cases (“DIP New Money Loans”), $10.7 million of borrowings under the BR Exar AR Facility, and $0.4 million of proceeds from other loans. These inflows were partially offset by $12.3 million of repayments under the BR Exar AR Facility, $9.3 million of principal repayments on senior secured term loans and other loans, $1.2 million of principal payments on finance lease obligations, and less than $0.1 million of cash paid for debt issuance costs (all as defined and described further in the description of “Indebtedness” below).

Indebtedness

Following is a description of the Company’s principal indebtedness.

July 2030 Notes

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (for this purpose, together, the “2030 Notes Issuers”), certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “July 2030 Notes Indenture”) governing the Company’s 12.0% First-Priority Senior Secured Notes due 2030 (the “July 2030 Notes”). The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. In December 2025, the Company issued an additional $4.0 million in aggregate of principal amount of the July 2030 Notes generating net proceeds of $3.5 million. The July 2030 Notes bear interest at a fixed rate of 12.0% per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing January 15, 2026, and mature on July 15, 2030. Interest on overdue amounts accrues at the stated rate plus 2.0% per annum. $187.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of March 31, 2026.

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

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (as amended, the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provided for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. On February 13, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which entities controlled by Avenue Capital Group, one of the three largest beneficial owners of the Company, agreed to extend incremental term loans in an aggregate principal amount of $4.0 million for working capital and general corporate purposes, bringing total outstanding borrowings under the Super Senior Term Loan to $50.0 million. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of March 31, 2026, there were borrowings of $50.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults, the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by a first-priority lien on substantially all of the assets of the Super Senior Term Loan Borrowers' and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million (or $10.0 million after the incurrence of any Incremental Facility). The Super Senior Term Loan Borrowers were in compliance with such financial covenants as of March 31, 2026.

Second Lien Note

On February 27, 2023, BPA, through its subsidiary Exela Receivables 3, LLC, and BRF Finance Co., LLC entered into a Secured Promissory Note pursuant to which BPA borrowed $31.5 million from BRF Finance Co., LLC secured by a second lien pledge of Exela Receivables 3, LLC, a subsidiary of BPA (as amended, the “Second Lien Note”). The Second Lien Note was originally scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. On July 29, 2025, BPA entered into an Amended and Restated Second Lien Credit Agreement with BRF Finance Co., LLC. The amendment was executed in connection with BPA’s emergence from the Chapter 11 Cases to align the terms of the Second Lien Note with the Company’s new capital structure and intercreditor arrangements. The Second Lien Note matures on September 30, 2026.

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities; specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Note requires the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026, through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with such financial covenants as of March 31, 2026.

During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), the Company repaid $3.8 million and $6.0 million, respectively, in principal amount of the Second Lien Note. During the three months ended March 31, 2026 (Successor), the Company repaid $3.3 million principal amount of the Second Lien Note. The loss on early extinguishment of debt during the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor) totaled $0 and $0.1 million, respectively and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated and combined statements of operations. As of March 31, 2026 (Successor), there were borrowings of $12.5 million outstanding under the Second Lien Note included in the current portion of long-term debt in the condensed consolidated balance sheet.

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

As of March 31, 2026 (Successor), there were borrowings of $70.2 million outstanding under the ABL Facility. There were unamortized debt issuance costs of $1.9 million on the ABL Facility as of March 31, 2026 included in other noncurrent assets on the condensed consolidated balance sheet. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

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

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business, with a minimum fixed charge coverage ratio. The ABL Facility requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. On March 6, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Third Amendment to the ABL Facility. Among other things, this amendment (i) eliminates a covenant requiring the ABL Borrower to maintain a minimum excess availability of $7.5 million; (ii) implements a temporary availability block through June 30, 2026, which reduces borrowing capacity by the greater of $3.75 million or 5.0% of the borrowing base if the ABL Borrower’s fixed charge coverage ratio falls below 1.00 to 1.00; (iii) temporarily increases the advance rate for eligible investment grade billed accounts to 95.0% through September 30, 2026; (iv) adjusts the calculation of the borrowing base; (v) amends the mechanics governing the cash dominion period; and (vi) resets the deferred revolving loan origination fee. The Company was in compliance with such financial covenants as of March 31, 2026.

European Senior Credit Facilities Agreement

In June 2024, XBP Europe, Inc., a wholly owned subsidiary of the Company, together with certain other subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with HSBC UK Bank plc (“HSBC”) for a £15.0 million and €10.5 million secured credit facility consisting of (i) a single draw, secured Term Loan A facility in an aggregate principal amount of £3.0 million (the “2028 Term Loan A Facility”), (ii) a single draw, secured Term Loan B facility in an aggregate principal amount of €10.5 million (the “2028 Term Loan B Facility”, collectively with the 2028 Term Loan A Facility, the “2028 Term Loan Facilities”) and (iii) a multi-draw, multi-currency secured revolving credit facility in an aggregate principal amount of £12.0 million (the “Revolving Credit Facility”), and, together with the 2028 Term Loan Facilities, (the “European Senior Credit Facilities”). Pursuant to the original Facilities Agreement, the 2028 Term Loan Facilities mature on June 26, 2028, and the Revolving Credit Facility matures on June 26, 2027, with certain extension rights at the discretion of HSBC. Borrowings under the 2028 Term Loan A Facility, the 2028 Term Loan B Facility and Revolving Credit Facility bear interest at a rate per annum equal to the SONIA plus the applicable margin of 3.25%, Euro Interbank Offered Rate (“EURIBOR”) plus the applicable margin of 3.25% and Reference Rate plus the applicable margin of 3.25%, respectively. “Reference Rate” for any period means (i) Secured Overnight Financing Rate (“SOFR”) for funds extended in U.S. Dollars; (ii) the EURIBOR, for funds extended in Euros; (iii) the SONIA, for funds extended in Pounds Sterling; and the Stockholm Interbank Offered Rate (“STIBOR”) for funds extended in Swedish Krona.

On July 25, 2025, an amendment to the Facilities Agreement was executed to permit the borrowing of an additional sum of €16.1 million, the equivalent of £14.0 million, under the Revolving Credit Facility. The drawdowns were made in Euro and used for general corporate purposes. This amendment extended the maturity of the Revolving Credit Facility to June 26, 2028, and updated certain definitions and covenants reflecting the Company’s new corporate structure following the Business Combination as discussed in Note 4, Business Combination.

The European Senior Credit Facilities continue to be secured by first-ranking security interests over substantially all assets of XBP Europe, Inc. and other borrower and guarantor subsidiaries, including cash, receivables, inventory, intercompany receivables, shares in subsidiaries, and related assets. The amendment added a new covenant restricting XBP Global Holdings, Inc., as the parent of XBP Europe, Inc., from providing certain guarantees or other credit support. Except as otherwise provided by applicable law, all obligations under the Facilities Agreement are jointly and severally unconditionally guaranteed by the European subsidiaries of XBP Europe, Inc.

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of £150 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of €525 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the three months ended March 31, 2026 (Successor), the Company repaid $0.8 million of outstanding principal amounts under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of March 31, 2026 (Successor), the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.6 million, $7.8 million, and $34.8 million, respectively.

The Facilities Agreement contains financial covenants including, but not limited to, (i) a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. The Facilities Agreement and indenture governing the Senior Credit Facilities contains certain affirmative and negative covenants limiting the ability of the XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. As of March 31, 2026, the Company was not in compliance with the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant under the Facilities Agreement. On May 13, 2026, the Company obtained a formal waiver from the lender of all rights and remedies arising out of or in connection with the failure to meet the requirements of the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant as of March 31, 2026. As of March 31, 2026, the Company was in compliance with all other affirmative and negative covenants under the Facilities Agreement pertaining to its financing arrangements.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection with each monthly sale of certain existing receivables, up to and including December 31, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $15.2 million and $22.1 million, net of legal and other fees of $1.8 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July

31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $17.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $23.0 million and $25.8 million under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of December 31, 2025, there was a $1.4 million of outstanding balance under the BR Exar AR Facility included in the current portion of long-term debt in the condensed consolidated balance sheet. During the three months ended March 31, 2026, BREL collected $1.4 million under the BR Exar AR Facility. There was no amount outstanding under the BR Exar AR Facility as of March 31, 2026.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated total of $0 and $0.1 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost, and $0 and $0.4 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the three months ended March 31, 2026 (Successor) and 2025 (Predecessor).

Amended BR Exar AR Facility

On January 21, 2026, certain of the Company’s subsidiaries entered into an Amended and Restated Receivables Purchase Agreement with BREL (as subsequently amended on February 10, 2026 and March 27, 2026 (the “Amended BR Exar AR Facility”)), pursuant to which they agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $20.0 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received $19.5 million, net of amendment and legal fees of $0.5 million, in cash consideration for sale of these receivables under the Amended BR Exar AR Facility during the three months ended March 31, 2026 (Successor). As of March 31, 2026, the Company accrued $1.0 million of unpaid amendment fee for the amendment executed on March 27, 2026. During the period January 1, 2026 through March 31, 2026, BREL collected $10.3 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $9.7 million outstanding under the Amended BR Exar AR Facility as of March 31, 2026 (Successor).

Under the Amended BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated a total of $1.5 million of amendment and legal fees incurred under the Amended BR Exar AR Facility as debt issuances cost during the three months ended March 31, 2026 (Successor).

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

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of accounts receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows.

As of March 31, 2026, the Company’s outstanding factored accounts receivable totalled approximately $3.3 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The

Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totalling approximately $0.1 million for the three months ended March 31, 2026 (Successor).

Additional Information with Respect to the Super Senior Term Loan Borrowers

Under the terms of the Super Senior Term Loan, the Company is required to present additional information that reflects the condensed consolidated and combined financial condition, results of operations and cash flows of the Super Senior Term Loan Borrowers separate from the condensed consolidated financial condition, results of operations and cash flows of the rest of the Company as of and for the periods presented. This additional information for 2026 is presented below.

Condensed Consolidated Balance Sheets as of March 31, 2026:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers (4)=(1)-(2)-(3)
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	March 31,	March 31,	March 31,	March 31,
	2026	2026	2026	2026
Assets
Current assets
Cash and cash equivalents	$28,464	$25,437	$—	$3,027
Restricted cash	24,639	—	—	24,639
Accounts receivable, net	130,253	30,073	—	100,180
Related party receivables and prepaid expenses	987	—	(35,030)	36,017
Inventories, net	11,385	4,013	—	7,372
Prepaid expenses and other current assets	26,681	5,348	—	21,333
Total current assets	222,409	64,871	(35,030)	192,568
Property, plant and equipment, net	78,055	13,289	—	64,766
Operating lease right-of-use assets, net	27,856	4,531	—	23,325
Goodwill	189,881	55,956	—	133,925
Intangible assets, net	335,232	36,124	—	299,108
Other noncurrent assets	18,008	35,671	(32,000)	14,337
Total assets	$871,441	$210,442	$(67,030)	$728,029

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current portion of long-term debt	$32,260	$4,505	$—	$27,755
Accounts payable	69,775	25,369	—	44,406
Related party payables	4,968	38,833	(34,369)	504
Income tax payable	5,747	1,678	—	4,069
Accrued liabilities	51,987	16,620	—	35,367
Accrued compensation and benefits	56,892	24,291	—	32,601
Accrued interest	9,374	246	(661)	9,789
Customer deposits	18,359	153	—	18,206
Deferred revenue	14,197	6,083	—	8,114
Obligation for claim payment	53,203	—	—	53,203
Current portion of finance lease liabilities	4,325	(2)	—	4,327
Current portion of operating lease liabilities	9,592	1,564	—	8,028
Total current liabilities	330,679	119,340	(35,030)	246,369
Long-term debt, net of current maturities	348,947	59,773	(32,430)	321,604
Finance lease liabilities, net of current portion	5,818	—	—	5,818
Net defined benefit liability	6,161	5,573	—	588
Deferred income tax liabilities	48,546	2,366	—	46,180
Long-term income tax liabilities	11,188	—	—	11,188
Operating lease liabilities, net of current portion	20,224	3,085	—	17,139
Other long-term liabilities	37,318	1,531	—	35,787
Total liabilities	808,881	191,668	(67,460)	684,673

Total stockholder's equity	62,560	18,774	430	43,356

Total liabilities and stockholder's equity (deficit)	$871,441	$210,442	$(67,030)	$728,029

Condensed Consolidated Income Statements for the three months ended March 31, 2026:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers ((4)=(1)-(2)-(3))
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2026	2026	2026
Revenue	$197,085	$31,328	$—	$165,757
Related party revenue	47	95	(1,198)	1,150
Cost of revenue (exclusive of depreciation and amortization)	151,897	22,981	—	128,916
Selling, general and administrative expenses (exclusive of depreciation and amortization)	42,814	7,678	—	35,136
Depreciation and amortization	14,849	1,553	—	13,296
Related party expense, net	2,653	2,237	(1,198)	1,614
Operating loss	(15,081)	(3,026)	—	(12,055)
Other expense (income), net:
Interest expense, net	14,069	1,602	46	12,421
Sundry expense (income), net	(392)	746	—	(1,138)
Other income, net	(561)	(216)	—	(345)
Loss before reorganization items and income taxes	(28,197)	(5,158)	(46)	(22,993)
Reorganization items, net	—			—
Loss before income taxes	(28,197)	(5,158)	(46)	(22,993)
Income tax expense (benefit)	(1,435)	70	—	(1,505)
Net loss	$(26,762)	$(5,228)	$(46)	$(21,488)

Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2026 :

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers ((4)=(1)-(2)-(3))
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2026	2026	2026
Cash flows from operating activities
Net loss	$(26,762)	$(5,228)	$(46)	$(21,488)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	14,849	1,553	—	13,296
Original issue discount, debt premium and debt issuance cost amortization	1,832	59	46	1,727
Provision for credit losses	(611)	(129)	—	(482)
Deferred income tax provision	(4,182)	—	—	(4,182)
Equity-based compensation expense	484	484	—	—
Unrealized foreign currency loss	37	968	—	(931)
Loss on sale of assets	225	—	—	225
Fair value adjustment for private warrants liability	(2)	(2)	—	—
Payment-in-kind interest	1,174	—	—	1,174
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	639	(702)	—	1,341
Prepaid expenses and other current assets	(1,109)	(1,895)	—	786
Accounts payable and accrued liabilities	9,148	900	—	8,248
Related party receivables (payables)	(626)	26,349	—	(26,975)
Additions to outsourced contract costs	(141)	—	—	(141)
Net cash used in operating activities	(5,045)	22,357	—	(27,402)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,088)	(205)	—	(883)
Additions to internally developed software	(552)	(149)	—	(403)
Proceeds from sale of assets	84	64	—	20
Net cash used in investing activities	(1,556)	(290)	—	(1,266)

Cash flows from financing activities
Cash paid for debt issuance costs	(834)	—	—	(834)
Cash paid for withholding taxes on vested RSUs	(73)	(73)	—	—
Principal payments on finance lease obligations	(1,101)	—	—	(1,101)
Borrowings from other loans	10,236	516	—	9,720
Proceeds from Super Senior Term Loan	4,000	—	—	4,000
Proceeds from ABL Facility	133,700	—	—	133,700
Repayments on ABL Facility	(141,376)	—	—	(141,376)
Repayment of Second Lien Note	(3,250)	—	—	(3,250)
Repayments under BR Exar AR Facility	(1,440)	—	—	(1,440)
Borrowing under Amended BR Exar AR Facility	20,000	—	—	20,000
Repayments under Amended BR Exar AR Facility	(10,290)	—	—	(10,290)
Repayments on 2028 Term Loan Facilities	(817)	(817)	—	—
Principal repayments on senior secured term loans and other loans	(17,208)	(1,844)	—	(15,364)
Net cash used in financing activities	(8,453)	(2,218)	—	(6,235)
Effect of exchange rates on cash, restricted cash and cash equivalents	(509)	(509)	—	—
Net increase (decrease) in cash, restricted cash and cash equivalents	(15,563)	19,340	—	(34,903)
Cash, restricted cash and cash equivalents
Beginning of period	68,666	6,097	—	62,569
End of period	$53,103	$25,437	$—	$27,666
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,261	$421	$—	$840
Interest paid	14,705	950	—	13,755
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	467	—	—	467
Amendment fee payable on Amended BR Exar Facility accrued	1,000	—	—	1,000
Accrued capital expenditures	46	—	—	46

Potential Future Transactions

We may, from time to time, explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to certain registration rights agreements we have entered into with certain of our stockholders, such holders have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders, the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our 2025 Form 10-K for a complete discussion of critical accounting estimates. There have been no material changes to our critical accounting policies or our use of estimates during the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such review and evaluation, our CEO and our CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level for this purpose, because of the material weaknesses in our internal control over financial reporting identified in relation to our financial reporting processes discussed below.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our ICFR. Based upon that evaluation, our CEO and CFO concluded that our ICFR was not effective as of March 31, 2026 due to the material weaknesses in our ICFR that are described in Item 9A of the 2025 Form 10-K, which remain unremeditated as of such date.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated and combined financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of our operations and our cash flows for the periods presented in this quarterly report, in conformity with US GAAP.

Remediation of Material Weaknesses

As previously described in Item 9A – Controls and Procedures of the 2025 Form 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in the 2025 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the three-month period ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Document Description
3.1(i)(a)	Third Amended and Restated Certificate of Incorporation of the Company, dated July 29, 2025, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025.
3.1(i)(b)

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated December 12, 2025, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on December 12, 2025).

3.1(i)(c)	Certificate of Designations of Series A Participating Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025).
3.1(ii)	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on August 4, 2025) .
10.1

Limited Waiver and Second Amendment to Credit and Security Agreement, dated January 21, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Midcap Funding IV Trust and the lenders party thereto, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 31, 2026.

10.2

Limited Waiver and Third Amendment to Credit and Security Agreement, dated March 6, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Midcap Funding IV Trust and the lenders party thereto, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, filed with the SEC on March 31, 2026.

10.3*

Fourth Amendment to Credit and Security Agreement, dated March 27, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Midcap Funding IV Trust and the guarantors and lenders party thereto.

10.4

First Amendment to Financing Agreement, dated January 21, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Ankura Trust Company, LLC and the lenders from time to time party thereto, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed with the SEC on March 31, 2026.

10.5

Second Amendment to Financing Agreement, dated February 13, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Exela Finance, Inc., Ankura Trust Company, LLC and certain guarantors and lenders from time to time party thereto, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K, filed with the SEC on March 31, 2026.

10.6*

Third Amendment to Financing Agreement, dated March 27, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Ankura Trust Company, LLC and certain lenders from time to time party thereto.

10.7

Limited Waiver and Second Amendment to Amended and Restated Credit and Security Agreement, dated January 21, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), BRF Finance Co. LLC and the lenders party thereto, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K, filed with the SEC on March 31, 2026.

10.8

Limited Waiver and Third Amendment to Amended and Restated Credit and Security Agreement, dated March 6, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), BRF Finance Co. LLC and the lenders party thereto, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed with the SEC on March 31, 2026.

10.9*

Acknowledgment and Fourth Amendment to Amended and Restated Credit and Security Agreement, dated March 27, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), BRF Finance Co. LLC and the lenders and guarantors party thereto.

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

Dated:	By:	/s/ Andrej Jonovic
May 15, 2026		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
May 15, 2026		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)