Form 10-Q
period 2026-06-30
XBP Global Holdings, Inc.
filed 2026-08-14
CIK 1839530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the Registrant had 11,881,339 shares of common stock outstanding.

XBP Global Holdings, Inc.

Quarterly Financial Statements

For the quarterly period ended June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated and Combined Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2026 (Successor) (Unaudited) and December 31, 2025 (Successor)	2

Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) (Unaudited)	3

Condensed Consolidated and Combined Statements of Comprehensive Profit (Loss) for the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) (Unaudited)	4

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) (Unaudited)	5

Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) (Unaudited)	6

Notes to the Condensed Consolidated and Combined Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures about Market Risk	69

Item 4. Controls and Procedures	69

PART II — OTHER INFORMATION	71

Item 1. Legal Proceedings	71

Item 1A. Risk Factors	71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3. Defaults Upon Senior Securities	71

Item 4. Mine Safety Disclosures	71

Item 5. Other Information	71

Item 6. Exhibits	72

Signatures	73

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2026 (Successor) and December 31, 2025 (Successor)

(in thousands of United States dollars except share and per share amounts)

	Successor
	Consolidated
	June 30,
	2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$18,579	$37,113
Restricted cash	9,380	31,553
Accounts receivable, net of allowance for credit losses of $3,826 and $5,660, respectively	129,417	130,281
Related party receivables and prepaid expenses	980	736
Inventories, net	11,204	11,365
Assets held for sale	2,340	—
Prepaid expenses and other current assets	24,876	28,699
Total current assets	196,776	239,747
Property, plant and equipment, net of accumulated depreciation of $19,155 and $11,094, respectively	72,504	82,956
Operating lease right-of-use assets, net	26,386	30,339
Goodwill	189,881	189,881
Intangible assets, net	325,628	344,080
Other noncurrent assets	16,594	15,094
Total assets	$827,769	$902,097

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current portion of long-term debt	$25,266	$34,334
Accounts payable	64,493	55,700
Related party payables	3,748	5,343
Income tax payable	5,848	6,158
Accrued liabilities	50,729	47,101
Accrued compensation and benefits	58,075	56,314
Accrued interest	9,803	13,685
Customer deposits	18,354	21,691
Deferred revenue	13,285	11,881
Obligation for claim payment	44,086	55,632
Current portion of finance lease liabilities	4,147	4,390
Current portion of operating lease liabilities	10,104	9,814
Total current liabilities	307,938	322,043
Long-term debt, net of current maturities	347,642	353,267
Finance lease liabilities, net of current portion	5,252	6,857
Net defined benefit liability	7,611	6,241
Deferred income tax liabilities	47,527	52,595
Long-term income tax liabilities	9,395	10,554
Operating lease liabilities, net of current portion	18,369	22,530
Other long-term liabilities	37,571	40,671
Total liabilities	781,305	814,758
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common stock, par value of $0.0001 per share; 400,000,000 shares authorized; 11,778,409 shares issued and outstanding as of June 30, 2026 and 11,755,434 shares issued and outstanding as of December 31, 2025	12	12
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid in capital	438,912	437,995
Accumulated deficit	(394,589)	(351,123)
Accumulated other comprehensive profit:
Foreign currency translation adjustment	534	(1,263)
Unrealized pension actuarial gains, net of tax	1,595	1,718
Total accumulated other comprehensive profit	2,129	455
Total stockholders' equity	46,464	87,339
Total liabilities and stockholders' equity	$827,769	$902,097

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

For the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2025	2025
Revenue	$191,311	$388,396	$182,164	$372,660
Related party revenue	—	—	548	2,032
Cost of revenue (exclusive of depreciation and amortization)	150,155	302,052	145,052	295,697
Selling, general and administrative expenses (exclusive of depreciation and amortization)	27,936	70,751	20,719	42,980
Depreciation and amortization	15,268	30,117	8,582	19,120
Related party expense, net	1,674	4,280	2,793	5,346
Operating profit (loss)	(3,722)	(18,804)	5,566	11,549
Other expense (income), net:
Interest expense, net	13,890	27,959	46,942	70,721
Debt modification and extinguishment costs, net	—	—	12	121
Sundry expense, net	1,409	1,017	693	2,005
Other income, net	(561)	(1,122)	(25)	(48)
Loss before reorganization items and income taxes	(18,460)	(46,658)	(42,056)	(61,250)
Reorganization items, net	—	—	22,505	(38,340)
Loss before income taxes	(18,460)	(46,658)	(64,561)	(22,910)
Income tax expense (benefit)	(1,756)	(3,191)	500	2,528
Net Loss	$(16,704)	$(43,467)	$(65,061)	$(25,438)
Net loss per common share
Basic and diluted	(1.42)	(3.69)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Comprehensive Profit (Loss)

For the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2025	2025
Net Loss	$(16,704)	$(43,467)	$(65,061)	$(25,438)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	115	1,797	(725)	(2,838)
Unrealized pension actuarial gains, net of tax	(13)	(123)	—	—
Total other comprehensive income (loss), net of tax	102	1,674	(725)	(2,838)
Comprehensive loss	$(16,602)	(41,793)	$(65,786)	$(28,276)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Consolidated
				Accumulated Other
				Comprehensive Profit
					Unrealized
				Foreign	Pension
				Currency	Actuarial
	Common Stock		Additional	Translation	Gains,	Accumulated	Total stockholders'
	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Equity
Balances at January 1, 2026 (Successor)	11,755,434	$12	$437,995	$(1,263)	$1,718	$(351,123)	$87,339
Net loss January 1, 2026 to March 31, 2026	—	—	—	—	—	(26,762)	(26,762)
Equity-based compensation	—	—	484	—	—	—	484
Foreign currency translation adjustment	—	—	—	1,682	—	—	1,682
Net unrealized pension actuarial gains, net of tax	—	—	—	—	(110)	—	(110)
RSUs vested	12,616	—	—	—	—	—	—
Withholding of employee taxes on vested RSUs	—	—	(73)	—	—	—	(73)
Balances at March 31, 2026 (Successor)	11,768,050	$12	$438,406	$419	$1,608	$(377,885)	$62,560
Net loss April 1, 2026 to June 30, 2026	—	—	—	—	—	(16,704)	(16,704)
Equity-based compensation	—	—	533	—	—	—	533
Foreign currency translation adjustment	—	—	—	115	—	—	115
Net unrealized pension actuarial gains, net of tax	—	—	—	—	(13)	—	(13)
RSUs vested	10,359	—	—	—	—	—	—
Withholding of employee taxes on vested RSUs	—	—	(27)	—	—	—	(27)
Balances at June 30, 2026 (Successor)	11,778,409	$12	$438,912	$534	$1,595	$(394,589)	$46,464

	Combined and Consolidated
		Accumulated Other Comprehensive Loss
		Foreign
		Currency	Total
	Net Parent	Translation	Stockholders'
	Investment	Adjustment	Deficit
Balances at January 1, 2025 (Predecessor)	$(1,449,634)	$(7,154)	$(1,456,788)
Net profit January 1, 2025 to March 31, 2025	39,623	—	39,623
Foreign currency translation adjustment	—	(2,113)	(2,113)
Equity-based compensation	105	—	105
Net intercompany transactions with parent group entities	1,305	—	1,305
Balances at March 31, 2025 (Predecessor)	$(1,408,601)	$(9,267)	$(1,417,868)
Net loss April 1, 2025 to June 30, 2025	(65,061)	—	(65,061)
Foreign currency translation adjustment	—	(725)	(725)
Equity-based compensation	99	—	99
Net intercompany transactions with parent group entities	(3,598)	—	(3,598)
Balances at June 30, 2025 (Predecessor)	$(1,477,161)	$(9,992)	$(1,487,153)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

XBP Global Holdings, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

For the six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor)

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Successor	Predecessor
	Consolidated	Combined and Consolidated
	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net Loss	$(43,467)	$(25,438)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	30,117	19,120
Original issue discount, debt premium and debt issuance cost amortization	3,056	(14,669)
Reorganization items, net	—	(81,383)
Interest on BR Exar AR Facility	—	(2,399)
Debt modification and extinguishment loss (gain), net	—	121
Provision for credit losses	(1,527)	(180)
Deferred income tax provision	(5,149)	375
Equity-based compensation expense	1,017	204
Unrealized foreign currency loss (gain)	1,564	(76)
Loss (gain) on sale of assets	381	(9)
Payment-in-kind interest	2,975	20,860
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	2,409	(27,073)
Prepaid expenses and other current assets	2,230	(2,734)
Accounts payable and accrued liabilities	(6,797)	36,075
Related party receivables (payables)	(1,839)	1,483
Additions to outsourced contract costs	(156)	(140)
Net cash used in operating activities	(15,186)	(75,863)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,415)	(2,238)
Additions to internally developed software	(1,002)	(1,006)
Proceeds from sale of assets	84	3
Net cash used in investing activities	(3,333)	(3,241)

Cash flows from financing activities
Cash paid for debt issuance costs	(2,453)	(222)
Cash paid for withholding taxes on vested RSUs	(100)	—
Principal payments on finance lease obligations	(2,446)	(2,689)
Borrowings from other loans	20,823	3,275
Proceeds from Issuance of July 2030 Notes	870	—
Proceeds from Super Senior Term Loan	10,000	—
Proceeds from ABL Facility	272,800	—
Repayments on ABL Facility	(289,124)	—
Repayment of Second Lien Note	(6,250)	—
Proceeds from DIP New Money Loans	—	80,000
Borrowing under BR Exar AR Facility	—	15,775
Repayments under BR Exar AR Facility	(1,440)	(22,862)
Borrowing under Amended BR Exar AR Facility	24,625	—
Repayments under Amended BR Exar AR Facility	(18,986)	—
Repayments on 2028 Term Loan Facilities	(1,628)	—
Principal repayments on senior secured term loans and other loans	(28,450)	(13,078)
Net cash provided by (used in) financing activities	(21,759)	60,199
Effect of exchange rates on cash, restricted cash and cash equivalents	(429)	113
Net decrease in cash, restricted cash and cash equivalents	(40,707)	(18,792)
Cash, restricted cash and cash equivalents
Beginning of period	68,666	64,067
End of period	$27,959	$45,275
Supplemental cash flow data:
Income tax payments, net of refunds received	$3,018	$2,914
Interest paid	24,147	9,024
Cash paid for reorganization items	—	43,043
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	2,711	9,600
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	2,340	—
Accrued capital expenditures	321	163

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

On the Emergence Date, in connection with the consummation of the Restructuring and pursuant to the Plan:

●	The Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective increasing authorized shares to 400,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 20,000,000 shares of preferred stock of the Company, and changing the Company’s name to XBP Global Holdings, Inc.
●	The Company issued 8,179,982 shares of Common Stock to holders of Allowed Notes Claims (claims based on the 2026 Indentures (as defined below), and as further defined in the Plan) and for backstop and funding fees, resulting in 11,751,597 shares of Common Stock issued and outstanding, and new warrants to purchase 663,242 shares of Common Stock to GP 3XCV LLC and XCV-STS, LLC (two subsidiaries of ETI). The issuances reflected a value of $49.80 per share for purposes of the Plan (“Plan Equity Value”) based on a valuation of BPA equity at $407.0 million and an overall implied equity valuation of the combined company of $585.7 million and were exempt from registration under Section 1145 of the U.S. Bankruptcy Code. The warrants have standard terms and are exercisable immediately at Plan Equity Value.
●	The Company entered into a Tax Funding Agreement (the “Tax Funding Agreement”) with the Reorganized Debtors (the BPA Debtors following the Restructuring), as Agent, and the Consenting ETI Parties. The Tax Funding Agreement provides for the Consenting ETI Parties to fund certain Transaction Tax Liabilities (as defined in the Plan) (up to an initial funding obligation of $15 million and any excess over $25 million), with security over Blocked ETI Shares (as defined therein) and provisions for release upon payment.
●	The Reorganized Debtors entered into exit financing arrangements (refer to Note 6, Long-term Debt and Credit Facilities), including:
o	An Indenture reflecting the issuance of $183.0 million of July 2030 Notes as described in Note 6, Long-term Debt and Credit Facilities, in a cashless rollover of a comparable amount of debtor-in-possession obligations from the Chapter 11 Cases, plus $18.0 million in additional funding provided by the Company in exchange for July 2030 Notes (the “XBP Funding”), with the remaining $10.0 million of debtor-in-possession obligations from the Chapter 11 Cases being cancelled and replaced with $6.0 million of loans under the Super Senior Term Loan as described in Note 6, Long-term Debt and Credit Facilities.
o	The Super Senior Term Loan consisting of $40.0 million of new loans used to refinance the BPA Debtors’ prepetition senior secured term loan facility, which was in the aggregate principal amount of approximately $38.9 million, plus accrued interest, fees, and expenses, and $6.0 million of take-back loans, secured by Term Loan Priority Collateral (as defined therein).
o	An Amended and Restated Credit and Security Agreement with BRF Finance Co. LLC, as Agent, and the lenders party thereto, amending and restating the Second Lien Note, dated February 27, 2023, as described in Note 6, Long-term Debt and Credit Facilities, providing for term loans bearing interest at Term SOFR plus 7.5%, and other terms as set forth therein.
o	The ABL Facility, as described in Note 6, Long-term Debt and Credit Facilities, with MidCap Funding IV Trust as Agent and Lender, providing a $150 million revolving credit facility, secured

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

As a result of the Restructuring and the Business Combination, the Company was no longer considered a “controlled company” under the rules of The Nasdaq Stock Market LLC. Prior to the Restructuring and the Business Combination, an indirect subsidiary of ETI owned approximately 60.7% of the Company’s Common Stock. Pursuant to the Plan, such shares were distributed to holders of Allowed Notes Claims (including certain Consenting ETI Entities). Post-issuance of new shares under the Plan, beneficial ownership is dispersed, with no beneficial holder owning more than 50% of the voting securities of the Company and with entities affiliated with ETI, Gates Capital Management, Inc. and Avenue Capital Group beneficially owning 10% or more of the Company based on public records (a dissipation of control rather than a “change of control” in the traditional sense, because no new third party acquired control of XBP Europe Holdings, Inc. as a result of the Restructuring). As of the date of this report, there are no known arrangements that may result in a further change in control.

Fresh start accounting

Upon emergence from the Restructuring, the Predecessor met the criteria and was required to adopt fresh start accounting in accordance with ASC 852, Reorganizations, which on the Emergence Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. In accordance with fresh start accounting requirements new fair values were established for BPA’s assets, liabilities and equity as of the Convenience Date (July 31, 2025, as discussed above), and therefore certain values and operational results of the condensed consolidated financial statements subsequent to July 31, 2025 are not comparable to those in the Company’s condensed consolidated financial statements prior to and including July 31, 2025. The Convenience Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026 (“2025 Form 10-K”).

Reorganization Items, net

Reorganization items represent (i) expenses incurred relating to the Chapter 11 Cases as a direct result of the Plan, (ii) gains or losses from liabilities settled and (iii) fresh start accounting adjustments, and are recorded in “Reorganization items, net” in the Company’s unaudited condensed consolidated and combined statements of operations. Contractual interest expense from the Petition Date through the Emergence Date associated with BPA’s 2026 Indentures was accrued or recorded in the condensed consolidated and combined statements of operations in interest expense, net. Professional service provider charges associated with reorganization that were incurred before the Petition Date are recorded in selling, general and administrative in the condensed consolidated and combined statements of operations. The Company recorded an $8.6 million charge in selling, general and administrative in the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2026 to refine the Company's estimate of the general unsecured claims liability based on updated information from the post-emergence claims reconciliation process, the original measurement adjustment of which was recognized as gain in Reorganization items, net in the Predecessor period.

The following table summarizes the losses (gains) on reorganization items, net:

	Predecessor
	Combined and Consolidated
	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Legal and professional fees	$22,505	$43,043
Derecognition of unamortized debt discount, premium and issuance costs	—	(81,383)
Total reorganization items, net	$22,505	$(38,340)

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

Successor:

The accompanying condensed consolidated financial statements as of and for the period January 1, 2026 to June 30, 2026 include the condensed consolidated balance sheets, and statements of operations, comprehensive profit (loss), changes in stockholders’ equity, and cash flows of XBP Global. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations and cash flows for the period from January 1, 2026 to June 30, 2026 are not necessarily indicative of the results of operations or cash flows that may be expected for future periods.

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

Predecessor:

The condensed consolidated and combined BPA financial statements (the “BPA financial statements”) include the accounts of the wholly-owned direct and indirect subsidiaries and affiliates of BPA. For the period January 1, 2025 to June 30, 2025 that is covered by the BPA financial statements, BPA operated as part of ETI. The accompanying condensed consolidated and combined financial statements have been prepared from ETI’s historical accounting records and are presented on a stand-alone basis as if BPA’s operations had been conducted independently from ETI. The operations of BPA are in various legal entities either with a direct ownership relationship or affiliate relationship through ETI. Accordingly, ETI and its subsidiaries’ net parent investment in these operations is shown in lieu of a statement of member’s equity in the condensed consolidated and combined financial statements. The condensed consolidated and combined financial statements and related notes to the condensed consolidated and combined financial statements have been prepared in accordance with GAAP.

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

As part of the Business Combination, the Company reevaluated its segment reporting, resulting in the presentation of two businesses: Applied Workflow Automation and Technology.

Prior periods have been recast to reflect the Company’s current segment presentation. See Note 14, Segment Information.

Certain prior period amounts have been reclassified to conform to the 2026 presentation.

Liquidity

The Company incurred a net loss of $43.5 million for the six months ended June 30, 2026 (Successor) and had an accumulated deficit of $394.6 million as of June 30, 2026 (Successor). Net cash used in operating activities was $15.2 million for the six months ended June 30, 2026 (Successor). As of June 30, 2026 (Successor), the Company had cash and cash equivalents of $18.6 million, excluding restricted cash of $9.4 million, and current liabilities of $307.9 million exceeded current assets of $196.8 million, resulting in a working capital deficit of $111.2 million. The Company’s near-term cash requirements include the current maturities of long-term debt described in Note 6, Long-term Debt and Credit Facilities and the settlement of certain liabilities retained pursuant to the Plan.

In response to these conditions impacting liquidity, management has taken, and plans to take, actions intended to enhance the Company’s liquidity. The Company has executed cost savings initiatives across its operations, including a payroll reduction program and the restructuring of its European operations described below. On July 1, 2026, the Company sold $13.0 million in aggregate principal amount of July 2030 Notes previously held internally by a subsidiary of the Company for net proceeds of $10.4 million, and an additional $10.0 million in aggregate principal amount of July 2030 Notes remains available for issuance under the July 2030 Notes Indenture; see Note 15, Subsequent Events. To enhance its liquidity, the Company may be exploring some or all of the following initiatives:

•	an equity financing, although the Company had not entered into any agreement with respect to such financing as of the date these condensed consolidated financial statements were issued,
•	sale of its Baronsmede property in Egham, United Kingdom, which was classified as held for sale as of June 30, 2026 and is described below, and other real properties,
•	evaluation of strategic alternatives intended to accelerate value realization and optimize its capital structure, see Note 15, Subsequent Events, and
•	refinancing of the existing debt facilities on more favorable terms.

Management has evaluated the Company’s forecasted cash flows from operations, its cash and cash equivalents on hand, amounts available for borrowing under its financing arrangements and the actions and initiatives described above, and believes that the Company will have sufficient liquidity to fund its operations and to meet its obligations as they become due for at least twelve months from the date these condensed consolidated financial statements were issued. The Company’s liquidity assessment reflects estimates and assumptions regarding future operating results, the timing and amount of proceeds from the actions described above and the Company’s continued compliance with, or its ability to obtain waivers or amendments of, the financial covenants in its financing agreements. These estimates and assumptions are subject to risks and uncertainties, many of which are outside the Company’s control, and actual results may differ materially from those currently expected. There can be no assurance that the actions described above will be completed on the anticipated timeline or on acceptable terms, or at all, or that they will generate the liquidity benefits currently expected

Net Profit (Loss) per Share

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

As the Company experienced a net loss for the three and six months ended June 30, 2026 (Successor), the Company did not include the effect of 1,326,740 shares of Common Stock issuable upon exercise of 13,267,398 outstanding warrants as of June 30, 2026 (refer to Note 12, Stockholders’ Equity and Warrants) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and performance stock units (565,287 as of June 30, 2026, refer to Note 11, Stock-Based Compensation) in the calculation of diluted profit (loss) per share for the three and six months ended June 30, 2026, because their effects were anti-dilutive.

The following table provides details underlying the Company’s loss per basic and diluted share calculation for the three and six months ended June 30, 2026 (Successor):

	Successor
	Consolidated
	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net loss attributable to common stockholders (A)	$(16,704)	$(43,467)
Weighted average common shares outstanding – basic and diluted (B)	11,774,083	11,766,870
Loss Per Share:
Basic and diluted (A/B)	$(1.42)	$(3.69)

Restructuring of European Operations

In the second quarter of 2026, the Company committed to a restructuring program across its European operations, comprising the consolidation of smaller legal entities and business units into larger operating units, under which five sites ceased operations as of June 30, 2026, and a reduction in staffing levels across the Company’s remaining legal entities, functions and management layers. The program affects 245 employees across multiple locations and is expected to be substantially complete by December 31, 2026. For the three and six months ended June 30, 2026, the Company recognized restructuring charges of $5.0 million, comprising $4.8 million of employee termination benefits and $0.2 million of costs of exiting the closed sites. Of the $5.0 million accrual, $1.5 million was paid or otherwise settled during the period, leaving a restructuring liability of $3.5 million at June 30, 2026. Restructuring charges are recorded within selling, general and administrative expenses (exclusive of depreciation and amortization) within the condensed consolidated statements of operations for the three and six months ended June 30, 2026 (Successor). The restructuring liability is recorded within accrued liabilities on the condensed consolidated balance sheet as of June 30, 2026 (Successor).

Assets Held for Sale

In the second quarter of 2026, management committed to a plan to sell the Company's Baronsmede property in Egham, United Kingdom, previously used for management team purposes, and engaged a commercial real estate broker to market the property. The Company has received multiple offers ranging from £2.5 million to £2.6 million and expects to complete the sale during the second half of 2026. The disposal group comprises the freehold land and building and related leasehold improvements and fixtures, and no liabilities are associated with it. The Company expects that a substantial portion of the proceeds will be used to prepay its obligations under the European Senior Credit Facilities Agreement, which is described in Note 6, Long-term Debt and Credit Facilities.

Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell. As of June 30, 2026, the carrying amount of $2.3 million is lower than fair value less costs to sell of approximately $3.3 million, and therefore the Company recognized no impairment loss for the three and six months ended June 30, 2026 (Successor) within condensed consolidated statements of operations. The property was classified as current assets held for sale in the condensed consolidated balance sheets as of June 30, 2026 (Successor).

2.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in the 2025 Form 10-K.

Use of Estimates in Preparation of the Condensed Consolidated and Combined Financial Statements

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

Restructuring Charges

Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the condensed consolidated statements of operations and related liabilities are recorded within accrued liabilities on the condensed consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information. The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

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

Nature of Services

The Company’s primary performance obligations are to stand ready to provide various forms of workflow automation services, consisting of a series of distinct services, that are substantially the same and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. The Company’s obligation to its customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. The Company allocates variable fees to the single performance obligation charged to the distinct service period in which the Company has the contractual right to bill under the contract.

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

Disaggregation of Revenues

The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 14, Segment Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor):

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
U.S.A.	$145,150	$12,100	$157,250	$165,949	$12,195	$178,144
EMEA	17,893	12,421	30,314	—	—	—
Other	3,747	—	3,747	4,568	—	4,568
Total	$166,790	$24,521	$191,311	$170,517	$12,195	$182,712

	Successor			Predecessor
	Consolidated			Combined and Consolidated
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Applied Workflow Automation	Technology	Total	Applied Workflow Automation	Technology	Total
U.S.A.	$295,541	$23,653	$319,194	$339,002	$26,264	$365,266
EMEA	42,068	19,574	61,642	—	—	—
Other	7,560	—	7,560	9,426	—	9,426
Total	$345,169	$43,227	$388,396	$348,428	$26,264	$374,692

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2026 (Successor), December 31, 2025 (Successor) and January 1, 2025 (Predecessor):

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	June 30,	December 31,	January 1,
	2026	2025	2025
Accounts receivable, net	$129,417	$130,281	$18,663
Deferred revenues (1)	14,623	12,192	6,940
Customer deposits	18,354	21,691	19,900
Costs to obtain and fulfill a contract	385	1,039	1,164
(1)	Includes $1.3 million and $0.3 million of the non-current portion of deferred revenues reported as part of other long-term liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Non-current portion of deferred revenues was $0.4 million as of January 1, 2025.

The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) (all related to accounts receivables):

	Successor		Predecessor
	Consolidated		Combined and Consolidated
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2025	2025
Balance of the allowance for expected credit losses at the beginning of the period	$4,927	$5,660	$3,929	$3,279
Provision for expected loss	577	1,462	340	828
Write-off charged against the allowance	(197)	(282)	(848)	(502)
Recoveries collected	(1,493)	(2,989)	(796)	(1,008)
Foreign currency exchange rate adjustment	12	(25)	1	29
Balance of the allowance for expected credit losses at the end of the period	$3,826	$3,826	$2,626	$2,626

Accounts receivable, net includes $23.2 million and $25.4 million as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, representing amounts not yet billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of its contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. This advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $2.5 million and $7.7 million during the three and six months ended June 30, 2026 (Successor), respectively, that had been deferred as of December 31, 2025 (Successor). The Company recognized revenue of $1.9 million and $5.9 million during the three and six months ended June 30, 2025 (Predecessor), respectively, that had been deferred as of January 1, 2025 (Predecessor).

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. The Company recognized $0.5 million and $0.6 million of amortization for these costs for the three and six months ended June 30, 2026 (Successor), respectively, within depreciation and amortization expense in the Company’s condensed consolidated and combined statements of operations. The Company recognized $0.1 million and $0.2 million of amortization for these costs for the three and six months ended June 30, 2025 (Predecessor), respectively, within depreciation and amortization expense in the Company’s condensed consolidated and combined statements of operations. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where the Company receives a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2026 (Successor) in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2026	$10,977
2027	13,672
2028	5,647
2029	1,199
2030	326
2031 and thereafter	1,629
Total	$33,450

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

Recent Accounting Pronouncements Not Yet Effective

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (topic 818), which establishes accounting requirements for environmental credits and environmental credit obligations (ECOs). The ASU introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for (1) environmental credits and, when applicable, (2) compliance obligations that may be settled by using environmental credits. An entity’s accounting for environmental credits under the standard differs on the basis of its expected use of the credits. Determinations of whether the credit will be used for compliance, exchange, or voluntary purposes affect the recognition and subsequent measurement of the credits. Under the ASU, an entity must disclose its intended use of the credits as well as the financial statement impact of any changes in its intent. The ASU also prescribes the accounting for ECOs and their measurement on the basis of the environmental credits the entity intends to use to settle such obligations. For public companies, the ASU will become effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity (topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which adds guidance on how an issuer should measure paid-in-kind (PIK) dividends on equity-classified preferred stock. Under the amendments, entities are required to measure such dividends by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The ASU’s requirements are limited to the measurement of PIK dividends and do not address recognition. The ASU’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. The Company is currently assessing the impact this ASU adoption will have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. ASC 832 as originally promulgated contained only disclosure requirements concerning the receipt of government assistance by business entities. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

Under ASC 805, Business Combinations, BPA was determined as the accounting acquirer based on the following predominant factors: following the Emergence Date BPA’s former noteholders (who received the Company’s Common Stock as part of the Plan), had the largest portion of voting rights in the Company relative to the owners of the Company’s Common Stock prior to the Emergence Date, following the Emergence Date, the Company’s seven person board of directors has four new individuals nominated by the former noteholders of BPA pursuant to a one time right under the Plan, compared to three individuals remaining from the Company’s board of directors prior to the Emergence Date, and BPA was the significantly larger entity by revenue and by assets. The Company elected to apply business acquisition accounting effective July 31, 2025, to coincide with the timing of its normal accounting period close as well as the Convenience Date used for fresh start accounting of BPA (as discussed above). The Company evaluated the events between July 29, 2025 and July 31, 2025 and concluded that the use of an accounting convenience date of July 31, 2025 did not have a material impact on the results of operations or financial position.

In connection with the Business Combination, certain of Company’s subsidiaries acquired debt facilities totaling $49.0 million outstanding under the Senior Credit Facilities Agreement as discussed in Note 6, Long-term Debt and Credit Facilities. Following the guidance under ASC 805 total fair value of purchase consideration for the transaction was measured at $32.3 million representing the 3,591,555 shares of Common Stock of the Company (the combined entity XBP Global Holdings, Inc.) previously issued to the stockholders of XBP Europe Holdings, Inc. The Company incurred $0.1 million of equity issuance costs and $0.2 million of debt issuance costs in connection with the Business Combination.

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

The following table summarizes the consideration paid for XBP Europe Holdings, Inc. by BPA for accounting purposes and the preliminary fair value of the assets acquired and liabilities assumed as of the Convenience Date, including adjustments made in the last three months of 2025 (measurement period adjustments) with a corresponding change to goodwill. There were no adjustments made during the three and six months ended June 30, 2026.

	Amounts Recognized as of Convenience Date (as previously reported)	Measurement Period Adjustments (a)		Amounts Recognized as of Convenience Date (as adjusted)
Cash and cash equivalents	$1,485	$—		$1,485
Accounts receivable	29,467	—		29,467
Inventory	4,292	—		4,292
Prepaid expenses and other current assets	6,824	2,174	(c)	8,998
Property, plant and equipment	14,156	—		14,156
Right-of-use assets	4,774	—		4,774
Deferred income tax assets	3,177	(2,347)	(c)	830
Related party long term notes receivable	19,864	—		19,864
Other noncurrent assets	944	—		944
Intangible assets, net	38,360	—		38,360
Implied goodwill	55,847	109	(b),(c)	55,956
Total identifiable assets acquired	$179,190	$(64)		$179,126
Liabilities Assumed:
Accounts payable	17,290	—		17,290
Related party payables	4,129	—		4,129
Accrued liabilities	24,946	3,739	(b),(c)	28,685
Accrued compensation and benefits	23,056	—		23,056
Customer deposits	378	—		378
Deferred revenue	5,123	—		5,123
Operating lease liabilities	4,828	—		4,828
Long-term debts	49,014	—		49,014
Related party notes payable	1,597	—		1,597

Deferred tax liabilities	3,525	—		3,525
Pension liabilities	11,141	(3,803)	(b)	7,338
Other long-term liabilities	1,835	—		1,835
Total liabilities assumed	$146,862	$(64)		$146,798
Total Consideration	$32,328	$—		$32,328
(a)	The change in the estimated fair value is primarily to better reflect market participant assumptions about facts and circumstances existing as of the Convenience Date. The measurement period adjustments did not result from intervening events subsequent to the Convenience Date.
(b)	As adjusted, comprised of a $3.8 million decrease in pension liabilities and $0.7 million increase in accrued liabilities due to pension related adjustments with a resulting $3.1 million decrease in implied goodwill. This measurement period adjustment did not have a material impact on our earnings.
(c)	As adjusted, comprised of a $2.2 million increase in prepaid expenses and other current assets due to income tax receivables, $3.0 million increase in accrued liabilities due to income tax payable, $2.3 million decrease in net deferred income tax assets with a resulting $3.2 million increase in implied goodwill. This measurement period adjustment did not have a material impact on our earnings.

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
		$38,360

As of the date of the Business Combination, the weighted-average useful life of total identifiable intangible assets acquired in the Business Combination, excluding goodwill, was 11.7 years.

The Company expected to realize revenue synergies, leverage, brand awareness, stronger margins, greater free cash flow generation, and expand its existing sales channels, and utilize the existing workforce. The Company also anticipates opportunities for growth through the ability to leverage additional future services and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of XBP Europe Holdings, Inc.’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. The Company engaged a third-party valuation firm to aid management in its analysis of the fair value of the assets and liabilities. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company.

Transaction Costs

The Company incurred approximately $2.5 million in advisory, legal, accounting and management fees in conjunction with the Business Combination. These costs do not include the legal and other fees paid for the Restructuring as discussed in Note 1, General.

5.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at the Convenience Date fair values less accumulated amortization as of June 30, 2026 (Successor) and consist of the following:

	Successor
	Consolidated
	June 30, 2026
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$292,839	$(24,358)	$268,481
Trade names—indefinite-lived (b)	2,875	—	2,875
Trade names—others (c)	9,030	(1,036)	7,994
Outsourced contract costs	1,109	(724)	385
Internally developed software	40,353	(7,357)	32,996
Purchased software	15,009	(2,112)	12,897
Intangibles, net	$361,215	$(35,587)	$325,628

	Successor
	Consolidated
	December 31, 2025
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$292,855	$(11,076)	$281,779
Trade names—indefinite-lived (b)	2,875	—	2,875
Trade names—others (c)	9,029	(470)	8,559
Outsourced contract costs	1,133	(94)	1,039
Internally developed software	39,381	(3,311)	36,070
Purchased software	15,009	(1,251)	13,758
Intangibles, net	$360,282	$(16,202)	$344,080

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amounts of trade names—indefinite-lived as of June 30, 2026 (Successor) and December 31, 2025 (Successor) represent indefinite-lived intangible assets and are net of accumulated impairment losses of $0.
(c)	The carrying amounts of trade names—others as of June 30, 2026 (Successor) and December 31, 2025 (Successor) represent definite-lived intangible assets and are net of accumulated impairment losses of $0.

Aggregate amortization expense related to intangible assets was $9.8 million and $19.4 million for the three and six months ended June 30, 2026 (Successor), respectively. Aggregate amortization expense related to intangible assets was $6.3 million and $13.1 million for the three and six months ended June 30, 2025 (Predecessor), respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
Remainder of 2026	$18,933
2027	37,232
2028	37,232
2029	37,104
2030	33,682
2031 and thereafter	158,570
Total	$322,753

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into two segments: Applied Workflow Automation and Technology (See Note 14, Segment Information).

Goodwill by reporting segment consists of the following:

	Successor
	Consolidated
	Balances at January 1, 2026 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances at June 30, 2026 (a)
Applied Workflow Automation	$115,802	$—		$—		$—	$—	$115,802
Technology	74,079	—		—		—	—	74,079
Total	$189,881	$—		$—		$—	$—	$189,881

	Successor
	Consolidated
	Balances at August 1, 2025 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances at December 31, 2025 (a)
Applied Workflow Automation	$356,777	$—		$(683)	(b)	$(240,292)	$—	$115,802
Technology	153,287	792	(b)	—		(80,000)	—	74,079
Total	$510,064	$792		$(683)		$(320,292)	$—	$189,881

	Predecessor
	Combined and Consolidated
	Balances at January 1, 2025 (a)	Additions		Deletions		Impairments	Currency Translation Adjustments	Balances at July 31, 2025 (a)
Applied Workflow Automation	$39,718	$—		$—		$—	$—	$39,718
Technology	—	—		—		—	—	—
Total	$39,718	$—		$—		$—	$—	$39,718

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to Applied Workflow Automation and Technology was $240.3 million and $80.0 million, respectively, at June 30, 2026 (Successor) and December 31, 2025 (Successor). Accumulated impairment relating to Applied Workflow Automation was $309.3 million at January 1, 2025 (Predecessor).
(b)	Additions/Deletions represent measurement period adjustments as discussed in Note 4, Business Combination.

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

The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. In December 2025, the Company issued an additional $4.0 million in aggregate principal amount of the July 2030 Notes generating net proceeds of $3.5 million. On May 8, 2026, the Company sold $1.0 million in aggregate principal amount of July 2030 Notes, previously held internally by a subsidiary of the Company, to an entity affiliated with the Chairman of the Company's board of directors, generating net proceeds of approximately $0.9 million. After giving effect to this transaction, $188.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of June 30, 2026.

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

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (as amended, the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provided for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. On February 13, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which entities controlled by Avenue Capital Group, one of the three largest beneficial owners of the Company, extended incremental term loans in an aggregate principal amount of $4.0 million for working capital and general corporate purposes. On June 30, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which funds managed by Gates Capital Management, one of the three largest beneficial owners of the Company, extended incremental term loans in an aggregate principal amount of $6.0 million for working capital and general corporate purposes, bringing total outstanding borrowings under the Super Senior Term Loan to $56.0 million. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum. Interest on Reference Rate Loans is payable monthly in arrears, while interest on

SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of June 30, 2026, there were borrowings of $56.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults, the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable. On May 7, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which the definition of "Permitted Securitization Financing" was amended to permit ongoing sales of designated receivables under the Amended BR Exar AR Facility (defined below), subject to a cap of $10.0 million in the aggregate amount of Permitted Securitization Financings incurred and outstanding.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by liens on the collateral of the Super Senior Term Loan Borrowers and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million. The Super Senior Term Loan Borrowers were in compliance with such financial covenants as of June 30, 2026.

On August 14, 2026, the Super Senior Term Loan Borrowers, the agents and the required lenders entered into a limited waiver of the Specified Events of Default described below under “ABL Facility”, the effectiveness of which was subject to specified conditions and which requires the Company to satisfy specified post-closing obligations. See Note 15, Subsequent Events.

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

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities; specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Note includes a financial covenant requiring the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with such financial covenant as of June 30, 2026.

During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), the Company repaid $3.8 million and $6.0 million, respectively, in principal amount of the Second Lien Note. During the three and six months ended June 30, 2026 (Successor), the Company repaid $3.0 million and $6.3 million principal amount of the Second Lien Note, respectively. The loss on early extinguishment of debt during the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) totaled $0 and $0.1 million, respectively, and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated and combined statements of operations. As of June 30, 2026 (Successor), there were borrowings of $9.5 million outstanding under the Second Lien Note included in the current portion of long-term debt in the condensed consolidated balance sheets.

On August 14, 2026, BPA and BRF Finance Co., LLC entered into a Limited Waiver and Fifth Amendment to the Second Lien Note, which, among other things, waived the Specified Events of Default described below under “ABL Facility.” See Note 15, Subsequent Events.

ABL Facility

On July 29, 2025, Exela Technologies BPA, LLC and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a $150.0 million Asset-Based Lending Credit and Security Agreement (as amended, the “ABL Facility”) with MidCap Funding IV Trust, as administrative and collateral agent (the “Agent”), and a syndicate of lenders (the “ABL Lenders”). The ABL Facility was executed in connection with BPA’s emergence from the Chapter 11 Cases and provides for revolving commitments of up to $150.0 million, with an option to increase to $175.0 million through an additional tranche. The borrowing availability under the ABL Facility is limited to (a) the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, which is calculated by reference to eligible billed and unbilled receivables, certain other receivables, eligible cash, and related assets, reduced by reserves established by the Agent, minus (b) the availability block (described below). Borrowings under the ABL Facility bear an interest at Term SOFR plus an applicable margin ranging from 3.8% to 4.3%, depending on the ABL Borrowers’ trailing twelve-month EBITDA, subject to a 1.0% SOFR floor. Interest is payable monthly, with a 2.0% default premium. In addition to interest, the ABL Borrowers are required to pay an unused commitment fee of 0.5% per annum on the average daily unused portion of the commitments, customary letter of credit fees on the face amount of each outstanding letter of credit, a collateral management fee payable to the Agent, and a minimum balance fee if borrowings under the ABL Facility fall below 20.0% of the Borrowing Base.

As of June 30, 2026 (Successor), there were borrowings of $63.3 million outstanding under the ABL Facility. There were unamortized debt issuance costs of $1.7 million on the ABL Facility as of June 30, 2026 included in other noncurrent assets on the condensed consolidated balance sheet. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

The obligations under the ABL Facility are guaranteed on a joint and several basis by substantially all of the ABL Borrowers’ U.S. subsidiaries. The liens securing the ABL Facility are subject to an Intercreditor Agreement (the “ABL Intercreditor Agreement”) dated July 29, 2025, among MidCap Funding IV Trust, Ankura Trust Company, LLC, as Term Agent, BRF Finance Co., LLC, as Riley Agent, and U.S. Bank Trust Company, National Association, as July 2030 Notes Trustee. The ABL Intercreditor Agreement governs lien priorities including (i) relative priorities for the collateral securing the ABL Facility obligations, the Super Senior Term Loan obligations, the July 2030 Notes Indenture obligations and the Second Lien Note obligations; (ii) collateral priorities securing (a) any Second Lien Note obligations, (b) any Super Senior Term Loan obligations, (c) any July 2030 Notes Indenture obligations, or (d) any Excess ABL Debt; and (iii) prohibition on contesting liens. The ABL Facility is secured by a first-priority lien on certain ABL Priority Collateral (including receivables, cash, inventory, deposit accounts, and related assets) and a junior lien on certain Term Priority Collateral (as defined therein), subject to the ABL Intercreditor Agreement. On May 14, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into an amendment to the ABL Facility to permit ongoing sales of designated receivables under the Amended BR Exar AR Facility, subject to a cap of $10.0 million in the aggregate amounts outstanding.

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business. The ABL Facility also includes a financial covenant requiring the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. On March 6, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Third Amendment to the ABL Facility. Among other things, this amendment (i) eliminates a covenant requiring the ABL Borrower to maintain a minimum excess availability of $7.5 million; (ii) implements a temporary availability block through June 30, 2026, which reduces borrowing capacity by the greater of $3.75 million or 5.0% of the borrowing base if the ABL Borrower’s fixed charge coverage ratio falls below 1.00 to 1.00; (iii) temporarily increases the advance rate for eligible investment grade billed accounts to 95.0% through September 30, 2026; (iv) adjusts the calculation of the borrowing base; (v) amends the mechanics governing the cash dominion period; and (vi) resets the deferred revolving loan origination fee. The Company was in compliance with such financial covenants as of June 30, 2026.

The Company did not make certain tax payments required to be made under the Plan, including payments due on or before July 29, 2026 to holders of Priority Tax Claims, and did not provide notice of the resulting defaults within the three-day period required under the ABL Facility (collectively, the “Specified Events of Default”). Specified Events of Default constituted events of default under the ABL Facility and gave rise to cross-defaults under the Company’s other financing agreements. On August 14, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Sixth Amendment to the ABL Facility, which waived the Specified Events of Default and, among other things, adjusted the calculation of the borrowing base to exclude certain receivables. See Note 15, Subsequent Events.

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

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of £150 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of €525 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the three and six months ended June 30, 2026 (Successor), the Company repaid $0.8 million and $1.6 million, respectively, of outstanding principal amounts under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of June 30, 2026 (Successor), the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.4 million, $7.2 million, and $34.6 million, respectively.

The Facilities Agreement contains certain affirmative and negative covenants limiting the ability of XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. The Facilities Agreement also contains financial covenants including, but not limited to: (i) a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. As of June 30, 2026, the Company was in compliance with all affirmative and negative covenants under its Facilities Agreement, including all financial covenants, except for the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant. The lender has acknowledged this matter, and no remedies were exercised or are expected to be exercised.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection with each monthly sale of certain existing receivables, up to and including December 31, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $15.2 million and $22.1 million, net of legal and other fees of $1.8 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the

BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $17.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $23.0 million and $25.8 million under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of December 31, 2025, there was $1.4 million of outstanding balance under the BR Exar AR Facility included in the current portion of long-term debt in the condensed consolidated balance sheets. During the three months ended March 31, 2026, BREL collected $1.4 million under the BR Exar AR Facility. There was no amount outstanding under the BR Exar AR Facility as of June 30, 2026.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated a total of $0 of legal fees and other expense incurred under the BR Exar AR Facility as debt issuance cost, and $0 of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the three and six months ended June 30, 2026 (Successor). Accordingly, the Company treated total of $0.2 million and $0.2 million of legal fees and other expense incurred under the BR Exar AR Facility as debt issuance cost, and $1.2 million and $1.7 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the three and six months ended June 30, 2025 (Predecessor), respectively. Amortizations of the debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

Amended BR Exar AR Facility

On January 21, 2026, certain of the Company’s subsidiaries entered into an Amended and Restated Receivables Purchase Agreement with BREL (as subsequently amended on February 10, 2026, March 27, 2026 and May 14, 2026 (the “Amended BR Exar AR Facility”)), pursuant to which they agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $24.6 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received $22.6 million, net of amendment and legal fees of $2.0 million, in cash consideration for sale of these receivables under the Amended BR Exar AR Facility during the six months ended June 30, 2026 (Successor). During the six months ended June 30, 2026, BREL collected $19.0 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $5.6 million outstanding under the Amended BR Exar AR Facility as of June 30, 2026 (Successor).

Under the Amended BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated a total of $0.5 million and $2.0 million of amendment and legal fees incurred under the Amended BR Exar AR Facility as debt issuance cost during the three and six months ended June 30, 2026 (Successor), respectively. Amortizations of the debt issuance cost and original issue discount relating to the Amended BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

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

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of accounts receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated and combined statements of cash flows.

As of June 30, 2026, the Company’s outstanding factored accounts receivable totaled approximately $2.3 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totalling approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2026 (Successor), respectively, which is presented in selling, general and administrative expenses on the condensed consolidated statements of operations.

Long-Term Debt Outstanding

As of June 30, 2026 (Successor), and December 31, 2025 (Successor), the following debt instruments were outstanding:

	Successor
	Consolidated
	June 30,	December 31,
	2026	2025
Other (a)	$7,972	$14,921
BR Exar AR Facility and Amended BR Exar AR Facility (b)	5,181	1,257
Second Lien Note maturing September 30, 2026 (c)	9,375	15,775
2028 Term Loan Facilities maturing June 26, 2028 (d)	9,108	10,862
Revolving Credit Facility maturing June 26, 2028	34,556	35,563
Super Senior Term Loan maturing July 28, 2028 (e)	55,965	45,957
ABL Facility maturing July 29, 2028	63,268	76,753
July 2030 Notes maturing July 15, 2030 (f)	187,483	186,513
Total debt	372,908	387,601
Less: Current portion of long-term debt	(25,266)	(34,334)
Long-term debt, net of current maturities	$347,642	$353,267

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with other loans entered into by subsidiaries of the Company.
(b)	Net of unamortized debt issuance cost of $0.5 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively.
(c)	Net of unamortized debt issuance costs of $0.2 million and $0 as of June 30, 2026 and December 31, 2025, respectively.
(d)	Net of unamortized debt issuance costs of $0.5 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.
(e)	Net of unamortized debt issuance costs of less than $0.1 million as of June 30, 2026 and December 31, 2025.
(f)	Net of unamortized debt issuance costs of $0.5 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively and net of $13.0 million and $14.0 million of principal amount of July 2030 Notes internally held by a subsidiary of the Company as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 (Successor), maturities of long-term debt are as follows:

Maturity
Remainder of 2026	$24,533
2027	3,471
2028	158,525
2029	—
2030	187,988
Thereafter	—
Total long-term debt	374,517
Less: Unamortized original issue discount and debt issuance cost	(1,609)
$372,908

7.     Income Taxes

The Company applies an estimated effective tax rate ("ETR") approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax benefit of $1.8 million and income tax expense of $0.5 million for the three months ended June 30, 2026 (Successor) and 2025 (Predecessor), respectively. The Company recorded an income tax benefit of $3.2 million and income tax expense of $2.5 million for the six months ended June 30, 2026 (Successor) and 2025 (Predecessor), respectively.

The Company's ETR of 9.5% and 6.8% for the three and six months ended June 30, 2026 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carry forwards under the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and six months ended June 30, 2025, the Company's ETR of (0.8)% and (11.0)% differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carry forwards under the provisions of the TCJA.

As of June 30, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the period ended December 31, 2025. The Organization for Economic Co-operation and Development has reached agreement on Pillar Two Model Rules ("Pillar Two") to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. The Company determined the Pillar Two rules did not have a material impact on the Company's taxes for the three and six months ended June 30, 2026 (Successor) and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

8.     Employee Benefit Plans

All of the pension plans discussed below pertain to the Company’s European subsidiaries, which were deemed to be acquired as part of the Business Combination (Refer to Note 4, Business Combination).

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2026, the Company recorded $1.6 million of actuarial gain.

Pension Expense

The components of the net periodic benefit cost for the three and six months ended June 30, 2026 (Successor) are as follows:

	Successor
	Consolidated
	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Service cost	$20	$41
Interest cost	831	1,667
Expected return on plan assets	(856)	(1,715)
Amortization:
Amortization of net loss	295	590
Net periodic cost	$290	$583

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

XBP Global’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.2 million and $0.5 million to its pension plans for the three and six months ended June 30, 2026 (Successor), respectively. The Company expects to fund the pension plans with the required contributions for 2026 based on current plan provisions.

9.     Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe any of these actions that are currently pending will have a material adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated and combined statements of operations or condensed consolidated and combined statements of cash flows.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to customers by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated and combined statements of operations, condensed consolidated and combined statements of comprehensive profit (loss) or condensed consolidated and combined statements of cash flows.

10.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of June 30, 2026 and December 31, 2025, due to the relatively short maturity of these instruments. Management estimated the fair values of the Company’s July 2030 Notes at approximately 86.2% and 87.9% of the principal balance outstanding as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively. The fair values of secured borrowings under the Amended BR Exar AR Facility, the Second Lien Note, the Super Senior Term Loan, the ABL Facility, the 2028 Term Loan Facilities and the Revolving Credit Facility are equal to their respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with other loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debt using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of Private Warrants liability of the Company included in the other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2026 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2026 (Successor) and December 31, 2025 (Successor):

	Successor
	Consolidated
	Carrying	Fair	Fair Value Measurements
As of June 30, 2026	Amount	Value	Level 1	Level 2	Level 3
Long-term debt	$347,642	$321,782	$—	$321,782	$—
Current portion of long-term debts	25,266	25,266	—	25,266	—
Private Warrants liability	3	3	—	—	3

	Successor
	Consolidated
	Carrying	Fair	Fair Value Measurements
As of December 31, 2025	Amount	Value	Level 1	Level 2	Level 3
Long-term debt	$353,267	$330,699	$—	$330,699	$—
Current portion of long-term debts	34,334	34,334	—	34,334	—
Private Warrants liability	3	3	—	—	3

The significant unobservable inputs used in the fair value of the Private Warrants liability of the Company are assumptions related to the inputs of exercise price, risk-free interest rate, expected term, expected volatility, and expected dividend yield. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

Successor
Consolidated
Six Months Ended June 30,
2026
Balance as at January 1	$3
Change in the fair value of the Private Warrants liability	—
Balance as at June 30	3

11.   Stock-Based Compensation

XBP 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe Holdings, Inc. (the legal acquirer under the Business Combination) approved and adopted XBP Europe Holdings, Inc.’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at the 2024 Annual Meeting of Stockholders. The XBP 2024 Equity Plan was subsequently amended following stockholder approval on July 25, 2025, to authorize additional shares, and continues to be effective after the Business Combination. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, the Company has been authorized to issue up to 1,727,187 shares of common stock, which may be granted to eligible participants in furtherance of the Company’s broader compensation strategy and philosophy, of which 1,264,239 shares remain available for issuance (including 565,287 shares subject to outstanding awards) as of June 30, 2026. Awards under the XBP 2024 Equity Plan are granted upon terms approved by the Company’s Compensation Committee and set forth in an award agreement or other evidence of an award.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a one (1) year to three (3) year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the six months ended June 30, 2026 (Successor) is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of January 1, 2026 (Successor)	278,212	$9.96	1.12
Granted	250,250	2.90
Forfeited	—
Vested	(41,592)	12.83
Outstanding Balance as of June 30, 2026 (Successor)	486,870	$6.08	0.97

All of the RSUs that vested in the six months ended June 30, 2026 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 18,617 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for employee tax obligations to taxing authorities was approximately $0.1 million and is reflected as a financing activity within the condensed consolidated and combined statements of cash flows for the six months ended June 30, 2026 (Successor).

As of June 30, 2026 (Successor), there was $1.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general and administrative expenses. The Company incurred total compensation expense of $0.5 million and $1.0 million related to restricted stock unit awards under the XBP 2024 Equity Plan for the three and six months ended June 30, 2026 (Successor), respectively.

Performance Stock Unit

Performance stock unit awards generally vest ratably over a required service period of one (1) year to three (3) years based on actual performance from 0% to 200% of the target number of performance stock unit awards granted. Vesting of a performance stock unit is contingent upon meeting certain departmental and/or company-wide performance goals, including revenue, adjusted EBITDA and other technical performance indicators. Annual performance goals for these awards are established by the Company’s Compensation Committee at the beginning of each performance year. The fair value of performance stock unit awards granted under the XBP 2024 Equity Plan was estimated on the date of grant using the Company’s closing stock price. If applicable performance goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A summary of performance stock unit activities under the XBP 2024 Equity Plan for the six months ended June 30, 2026 (Successor) is summarized in the following table:

Remaining Service
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of January 1, 2026 (Successor)	—	$—	—
Granted	78,417	2.9
Forfeited	—	—
Vested	—	—
Outstanding Balance as of June 30, 2026 (Successor)	78,417	$2.9	2.5

As of June 30, 2026, there was less than $0.1 million of total unrecognized compensation expense related to non-vested performance stock units awards under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general and administrative expenses. The Company incurred total compensation expense of less than $0.1 million related to performance stock unit awards under the XBP 2024 Equity Plan for the three and six months ended June 30, 2026 (Successor).

Options

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the 2024 Plan generally require not less than a four (4) year ratable vesting period. There was no stock option activity for the three and six months ended June 30, 2026 and no stock options outstanding as of June 30, 2026 under the XBP 2024 Equity Plan.

12.   Stockholders’ Equity and Warrants

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Preferred Stock — The Company is authorized to issue up to 20,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2026, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 400,000,000 shares of Common Stock with a par value of $0.0001 per share. Each holder of Common Stock will be entitled to one (1) vote in person or by proxy for each share of the Common Stock. The holders of shares of Common Stock do not have cumulative voting rights. As of June 30, 2026, there were 11,778,409 shares of Common Stock issued and outstanding.

Warrants — As of June 30, 2026, the Company had the following warrants to purchase Common Stock outstanding:

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

Private Placement and Forward Purchase Warrants

The Private Placement and Forward Purchase Warrants (together “Private Warrants”) meet the definition of a derivative; however, they do not meet the equity scope exception in ASC 815 and are therefore classified as a liability. The Private Warrants are identical to the Public Warrants, except that so long as they are held by CFAC Holdings VIII, LLC (an affiliate of Cantor Fitzgerald) or any Permitted Transferees, as applicable, the Private Warrants (i) may be exercised for cash or on a cashless basis, and (ii) shall not be redeemable by the Company.

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

ETI Warrants

On July 29, 2025, the Company issued Common Stock purchase warrants to certain subsidiaries of ETI which entitle them to purchase 663,242 shares of Common Stock of the Company for an exercise price of $49.80 per share (the “ETI Warrants”). The ETI Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the condensed consolidated balance sheets. No fractional shares will be issued upon exercise of the ETI Warrants. The ETI Warrants are currently exercisable and will expire on July 29, 2030. The ETI Warrants are not traded as of June 30, 2026 and are not subject to redemption by the Company.

13.   Related-Party Transactions

Successor

Relationship with HandsOn Global Management

Par Chadha, the Chairman of the Company’s board of directors, and Andrej Jonovic, Chief Executive Officer of the Company and a director, are affiliated with HandsOn Global Management LLC (together with affiliated entities managed by HandsOn Global Management LLC, “HGM”).

On January 1, 2015, the Company, through one of its subsidiaries, entered into a master agreement with Rule 14, LLC, a portfolio company of HGM. In addition, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016 (collectively, with the agreement with Rule 14, LLC, the “Master Agreements”). Each of the Master Agreements provides the Company with use of certain technology and services and includes a reseller arrangement pursuant to which the Company was entitled to sell these services to third parties. Twenty-five percent (25%) of any revenue earned by the Company from such third-party sales is to be shared with the applicable HGM’s venture affiliate. There are various applications subject to arrangements under the Master Agreements, and the Company has the license to use and resell such applications, as provided for in the Master Agreements. The Company incurred total expenses of approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2026 (Successor), respectively, for outsourced digital document processing services, workflow automation services, and software platform subscriptions services provided under these Master Agreements. The majority of these costs were attributable to: (i) workflow automation services related to automated document control and field mapping for specialized medical and financial records, (ii) enterprise platform subscriptions including licensing, custom reporting, and subscription fees for proprietary enterprise systems, namely the Athena platform and the Peri platform, and (iii) information technology (IT) infrastructure services, including onshore and offshore support services for the core platforms (Athena, Peri, Speakup, and Spring) including charges for change requests, hosting and Amazon Web Services (“AWS”). The Company earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the three and six months ended June 30, 2026 (Successor).

An operating subsidiary of the Company leased an operating facility from HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited)(“HGM India”), which is an HGM affiliate. The rental expense for this operating lease (the “HOV Lease”) was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026 (Successor), respectively. In addition, HGM India provides the Company data capture and technology services. The net expense (expense reversal) recognized for these services was approximately $(0.1) million and $0.1 million for the three and six months ended June 30, 2026 (Successor), respectively, after adjusting for $0.1 million of accrued expense reversal in the second quarter of 2026. These expenses are included in related party expense in the condensed consolidated statements of operations.

On October 27, 2025, the Company, through one of its subsidiaries, entered into an assignment and assumption agreement with HGM to assign certain portion of its right, title and interest in a building lease to HGM. The rental income from this lease (the “Assigned Lease”) was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026 (Successor), respectively.

On February 5, 2025, the Company entered into a service agreement with Nventr, LLC, a portfolio company of HGM that provides AI analytics solutions (the “Nventr Agreement”). The Company incurred an expense of less than $0.1 million and $0.3 million for the three and six months ended June 30, 2026 (Successor), respectively, in related party expenses for these services within the condensed consolidated statements of operations. The Company capitalized $0 and less than $0.1 million towards solutioning work under the Nventr Agreement for the three and six months ended June 30, 2026 (Successor), respectively.

On February 18, 2025, the Company entered into a service agreement with HGM India, to help mitigate the risk of service disruption from the Chapter 11 Cases on the Predecessor by providing an alternate source for certain business process outsourcing, management, and financial transaction processing solutions. The Company incurred an expense of $0.4 million and $1.2 million for the three and six months ended June 30, 2026 (Successor), respectively, in related party expenses within the condensed consolidated statements of operations.

On February 10, 2026, the Company, through one of its subsidiaries, entered into a Master Services Agreement and Mailroom Services Statement of Work with HealthAxis Group LLC, which is an HGM affiliate. Under the agreements, the Company shall provide mailroom, document scanning, indexing, secure electronic delivery, and ten year archival services to HealthAxis from one of its facilities. The Master Services Agreement has an initial term of three years with automatic one year renewals and may be terminated by either party for convenience. Pricing is tiered based on annual image volume, subject to a $7,500 monthly minimum and an annual cost-of-living adjustment. For the three and six months ended June 30, 2026, the Company recognized no revenue under these agreements.

In the aggregate, for the three and six months ended June 30, 2026 (Successor), the Company incurred approximately $1.7 million and $4.3 million, respectively, in expenses under the arrangements described in this section.

Related-party Indebtedness

As of June 30, 2026, funds managed by Gates Capital Management, Inc. and Avenue Capital Group, each of which is affiliated with beneficial holders of 10% or more of the Company's outstanding Common Stock, are lenders under the Company's Super Senior Term Loan. The aggregate principal amounts of the Super Senior Term Loan held by funds managed by Gates Capital Management, Inc. and Avenue Capital Group were approximately $45.0 million and $5.0 million, respectively, as of June 30, 2026. The terms of the Super Senior Term Loan, including interest rate, maturity, and security provisions, are identical for all lenders and were established through the Plan in connection with the Restructuring. For a description of the Super Senior Term Loan, refer to Note 6, Long-term Debt and Credit Facilities.

Sale of July 2030 Notes

On May 8, 2026, the Company sold $1.0 million in aggregate principal amount of July 2030 Notes, previously held internally by a subsidiary of the Company, to an entity affiliated with the Chairman of the Company's board of directors, generating net proceeds of approximately $0.9 million. On July 1, 2026, the Company sold $6.5 million in aggregate principal amount of July 2030 Notes, previously held internally by a subsidiary of the Company, to certain funds managed by Gates Capital Management, generating net proceeds of approximately $5.2 million; see Note 15, Subsequent Events.

Predecessor

Relationship with HandsOn Global Management

The Predecessor incurred fees relating to the Master Agreements of $2.5 million and $4.2 million for the three and six months ended June 30, 2025 (Predecessor), respectively. The Predecessor earned no revenue from third-party sales under the reseller arrangement contemplated by the Master Agreements for the three and six months ended June 30, 2025 (Predecessor).

The rental expense for the HOV Lease was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025 (Predecessor), respectively. In addition, HGM India provided the Predecessor data capture and technology services. The expense recognized for these services was approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2025 (Predecessor), respectively. These expenses are included in related party expense in the condensed consolidated and combined statements of operations.

On September 1, 2024, the Company, through one of its subsidiaries, entered into a master services agreement with Aideo Technology LLC (“Aideo”) an affiliate of HGM, wherein the Company agreed to provide medical coding services to Aideo. On October 1, 2024, the Company, through one of its subsidiaries, entered into another master services agreement with Aideo wherein the Company agreed to provide the management of AWS hosting services to Aideo (together with the initial Aideo Agreement, the “Aideo Agreements”). For the three and six months ended June 30, 2025 (Predecessor), the Predecessor recognized less than $0.1 million of revenue under the Aideo Agreements.

In aggregate, for the three and six months ended June 30, 2025 (Predecessor), the Predecessor incurred approximately $2.6 million and $5.0 million, respectively, in expenses and recognized less than $0.1 million in revenues under the arrangements described in this section.

Transactions between the Predecessor and XBP Europe Holdings, Inc.

XBP Europe Holdings, Inc. (together with its subsidiaries, “XBP Europe”) was a subsidiary of ETI and an affiliate of the Predecessor until the Business Combination. Historically, XBP Europe and its predecessor entities and subsidiaries were managed and operated in the ordinary course of business with other subsidiaries of ETI including the Predecessor. Below are the transactions that occurred between the Predecessor and XBP Europe during the three and six months ended June 30, 2025 (Predecessor).

Purchase of Products and Services: the Predecessor purchased products and services from XBP Europe for which $0.2 million and $0.3 million in related party expense is reflected in the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2025 (Predecessor), respectively.

Shared Service Center Costs: the historical costs and expenses of XBP Europe include costs for certain shared service functions historically provided by the Predecessor, including, but not limited to accounting and finance, IT and business process operations. Where possible, these charges were allocated based on full-time equivalents (FTEs), formal agreements between the Predecessor and XBP Europe, or other allocation methodologies that Management determined to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe and the costs of operating XBP Europe during the periods presented. The allocated shared service expenses and general corporate expenses for the three and six months ended June 30, 2025 (Predecessor) were $0.5 million and $1.4 million, respectively, and are included in the related party revenue in the condensed consolidated and combined statements of operations. In the opinion of management of the Predecessor and XBP Europe, the expense and cost allocations had been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by XBP Europe during 2025. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had XBP Europe operated as an independent entity, including any expenses associated with obtaining any of these services from the Predecessor. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Service Fee: the Predecessor provided certain management services to XBP Europe pursuant to a services agreement, including sales of certain hardware, operations delivery, finance, accounting, human resource and technology support services. The Predecessor earned total fees of less than $0.1 million and $0.7 million for these services for the three and six months ended June 30, 2025 (Predecessor), respectively.

Notes Receivable: The Predecessor entered into four intercompany loan agreements (“Related Party Notes Receivable”) with XBP Europe. Three of the notes were dated September 4, 2023 (and subsequently amended on September 15, 2023) and one note was dated September 15, 2023. The Related Party Notes Receivable had a ten-year term and bore annual interest of 6.0%, due at the end of the term. There were $1.6 million of Related Party Notes Receivable outstanding as of June 30, 2025 (Predecessor). The condensed consolidated and combined statements of operations include less than $0.1 million of related party interest income for the three and six months ended June 30, 2025 (Predecessor) in the interest expense, net.

In aggregate, for the three and six months ended June 30, 2025 (Predecessor), the Predecessor incurred approximately $0.2 million and $0.3 million, respectively, in expenses and recognized less than $0.1 million and $0.7 million, respectively, in revenues under the arrangements described in this section. Allocated shared service expenses and general corporate expenses for the three and six months ended June 30, 2025 (Predecessor) were $0.5 million and $1.4 million, respectively, recorded as revenues. Interest income on Related Party Notes Receivable for the three and six months ended June 30, 2025 (Predecessor) was less than $0.1 million.

Recharges by ETI

In the carve-out of the Predecessor as a separate entity from its former Parent ETI in preparing its financial statements, costs incurred by ETI to support the Predecessor business are represented as having been recharged by ETI. During the three and six months ended June 30, 2025 (Predecessor), the Predecessor reimbursed $(0.2) million and $1.2 million, respectively, to ETI primarily on account of salaries, legal and professional fees and other miscellaneous expenses.

April 2026 Notes held by ETI Subsidiaries

As of June 30, 2025 (Predecessor), $362.8 million of aggregate principal amount of the Predecessor’s promissory notes issued pursuant to the 2026 Indentures were held by subsidiaries of ETI that had been formed to acquire and hold such indebtedness. The Predecessor recorded net interest expense of $16.6 million and $13.7 million using effective interest rate method on the notes held by such ETI subsidiaries for the three and six months ended June 30, 2025 (Predecessor), respectively, which comprised of $16.6 million and $21.0 million of coupon interest accrual and $0 and $7.3 million of amortization of unamortized debt premium for the three and six months ended June 30, 2025 (Predecessor), respectively.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of June 30, 2026 (Successor) and December 31, 2025 (Successor) were as follows:

	Successor
	Consolidated
	June 30, 2026		December 31, 2025
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HandsOn Global Management (HGM) Limited (f/k/a HOV Services Limited) (1)	$—	$1,565	$—	$2,050
Rule 14, LLC	—	773	—	950
HGM (2)	16	—	—	227
Doctors of Waikiki LLP (3)	—	137	—	137
Aideo Technology, LLC	736	—	736	—
ETI entities	176	1,273	—	1,147
Nventr, LLC	52	—	—	832
	$980	$3,748	$736	$5,343

(1)	As of June 30, 2026, the net payable amount of $1.6 million is after offsetting $1.1 million of gross receivable against $2.7 million of gross payables. As of December 31, 2025, the net payable amount of $2.1 million is after offsetting $1.1 million of gross receivables against $3.2 million of gross payables.
(2)	As of December 31, 2025, the net payable amount of $0.2 million is after offsetting less than $0.1 million of gross receivables against $0.3 million of gross payables.

(3)	As of June 30, 2026, the net payable amount of $0.1 million is after offsetting $0.1 million of gross receivables against $0.2 million of gross payables. As of December 31, 2025, net payable amount of $0.1 million is after offsetting $0.1 million of gross receivables against $0.2 million of gross payables.

14. Segment Information

The Company’s operating segments are significant strategic business units that align their products and services with how they manage their business, approach the markets and interact with their clients. The Company is organized into two segments: Applied Workflow Automation and Technology.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general and administrative expenses, depreciation and amortization, related party expense, net, interest expense, net, debt modification and extinguishment costs (gain), net, sundry expenses (income), net, and other expense (income), net to its reporting segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below. Other than cost of revenue, no expenses are tracked, allocated or reported based on segments as the CODM does not review or use financial information below segment profit to manage and direct the resources of the reportable segments.

	Successor
	Consolidated
	Three months ended June 30, 2026
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$166,790	$24,521	$191,311
Cost of revenue (exclusive of depreciation and amortization)	139,984	10,171	150,155
Segment profit	26,806	14,350	41,156
Selling, general and administrative expenses (exclusive of depreciation and amortization)			27,936
Depreciation and amortization			15,268
Related party expense, net			1,674
Interest expense, net			13,890
Sundry expense, net			1,409
Other income, net			(561)
Net loss before income taxes			$(18,460)

	Successor
	Consolidated
	Six months ended June 30, 2026
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$345,169	$43,227	$388,396
Cost of revenue (exclusive of depreciation and amortization)	282,975	19,077	302,052
Segment profit	62,194	24,150	86,344
Selling, general and administrative expenses (exclusive of depreciation and amortization)			70,751
Depreciation and amortization			30,117
Related party expense, net			4,280
Interest expense, net			27,959
Sundry expense, net			1,017
Other income, net			(1,122)
Net loss before income taxes			$(46,658)

	Predecessor
	Combined and Consolidated
	Three months ended June 30, 2025
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$170,517	$12,195	$182,712
Cost of revenue (exclusive of depreciation and amortization)	140,468	4,584	145,052
Segment profit	30,049	7,611	37,660
Selling, general and administrative expenses (exclusive of depreciation and amortization)			20,719
Depreciation and amortization			8,582
Related party expense, net			2,793
Interest expense, net			46,942
Debt modification and extinguishment costs (gain), net			12
Sundry expense, net			693
Other income, net			(25)
Loss before reorganization items and income taxes			(42,056)
Reorganization items			22,505
Net loss before income taxes			$(64,561)

	Predecessor
	Combined and Consolidated
	Six months ended June 30, 2025
	Applied Workflow Automation	Technology	Total
Revenue (including related party revenue)	$348,428	$26,264	$374,692
Cost of revenue (exclusive of depreciation and amortization)	286,536	9,161	295,697
Segment profit	61,892	17,103	78,995
Selling, general and administrative expenses (exclusive of depreciation and amortization)			42,980
Depreciation and amortization			19,120
Related party expense, net			5,346
Interest expense, net			70,721
Debt modification and extinguishment costs (gain), net			121
Sundry expense, net			2,005
Other income, net			(48)
Loss before reorganization items and income taxes			(61,250)
Reorganization items			(38,340)
Net loss before income taxes			$(22,910)

15. Subsequent Events

Amended BR Exar AR Facility Repayments

On August 14, 2026, certain of the Company’s subsidiaries entered into an additional amendment to the Amended BR Exar AR Facility, pursuant to which such subsidiaries agreed to sell certain existing and future receivables to BREL until such time as BREL shall have collected $6.5 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement.

During the period July 1, 2026 through August 14, 2026, the Company repaid $5.1 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $0.5 million outstanding under the Amended BR Exar AR Facility as of August 14, 2026.

Amended ABL Facility

On August 14, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Sixth Amendment to the ABL Facility (the "Amended ABL Facility”). Among other things, the Amended ABL Facility adjusts the calculation of the borrowing base to exclude certain receivables.

Limited Waivers of Specified Events of Default

The Company failed to make certain tax payments required under the Plan and to timely notify its lenders of the resulting in the Specified Events of Default as described in Note 6, Long-term Debt and Credit Facilities. On August 14, 2026, the lenders under the Super Senior Term Loan, Second Lien Note and the ABL Facility waived the Specified Events of Default and any related cross-defaults. The Company must pay the overdue amounts and deliver evidence of payment within a specified period after the effective date of waiver.

Repayments on Second Lien Note

During the period July 1, 2026 through August 14, 2026, the Company repaid $2.0 million principal amount of the Second Lien Note. Accordingly, the outstanding principal amount under the Second Lien Note was $7.5 million as of August 14, 2026.

Sale of July 2030 Notes

On July 1, 2026, the Company sold $13.0 million in aggregate principal amount of July 2030 Notes, previously held internally by a subsidiary of the Company, for net proceeds of $10.4 million. Half of these sold notes were sold to certain funds managed by Gates Capital Management and constitute a related-party transaction based on Gates Capital Management’s ownership of the Company’s Common Stock. After giving effect to this transaction, $201.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of August 14, 2026.

Formation of Strategic Alternatives and Transactions Committee

On July 27, 2026, the Company’s board of directors adopted a charter for, and established, a Strategic Alternatives and Transactions Committee, comprised solely of independent directors, to evaluate and make recommendations to the board of directors with respect to business transactions and strategic alternatives that are material or otherwise significant to the Company or its stockholders. The committee’s role is advisory, and any transaction would remain subject to approval by the full board of directors. The initial term of the committee is twelve months. The Company has not committed to any specific transaction, and no assurance can be given that any transaction will result from the committee’s evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated and combined financial statements and the related notes included elsewhere in this Form 10-Q. Among other things, the condensed consolidated and combined financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion. Amounts in thousands of United States dollars.

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

Forward-looking statements are based on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially. These risks include, among others, those related to the integration and performance of the combined business, market conditions and demand for our services, competition, technological change, data security, regulatory developments, reliance on third party service providers, and our ability to meet applicable listing standards, as well as the risk factors described in our 2025 Form 10 K and other filings with the SEC.

Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to update or revise them as a result of new information, future events, or otherwise. Information contained on any website referenced in this Quarterly Report is not incorporated by reference.

Overview

XBP Global is a multinational technology and services company powering intelligent workflows for organizations worldwide. Our proprietary platforms and agentic AI-driven automation enable our clients to entrust us with their most impactful digital transformations and mission-critical operations. Our operational foundation is further defined by deep domain expertise across industries and the public and private sectors, including decades of experience helping clients navigate shifting global regulatory frameworks and supporting compliance with the rigorous standards required by government entities and highly scrutinized industries, including banking, healthcare and insurance. We pair this expertise with platform-agnostic, end-to-end structured workflows that combine AI-driven automation with dedicated human-in-the-loop exception handling and orchestration software, enabling our clients to transition from labor-intensive, reactive operations to digitally orchestrated, exception-driven workflows. From enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications, our solutions address the full life cycle of transaction processing and enterprise information management. Our Applied Workflow Automation segment provides services powered by intelligent, AI-enabled workflows that generate outcomes for clients’ systems. Revenue primarily stems from transactions processed and includes payment processing, data capture, analysis, decisioning, distribution and transformation across industries and the public and private sectors, primarily in Americas and Europe, and increasingly in Asia. Our Technology segment primarily focuses on sales of recurring software licenses and related maintenance, hardware solutions and related maintenance and professional services. As of June 30, 2026, we had approximately 9,200 employees in 20 countries operating either remotely from our business facilities or co-located at our clients’ facilities.

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

In accordance with ASC 852, Reorganizations (“ASC 852”), BPA was required to apply fresh start accounting upon its emergence from bankruptcy. The Company evaluated transaction activity of BPA between the Emergence Date and July 31, 2025 (the Convenience Date) and concluded that the Convenience Date was appropriate for the adoption of fresh start accounting which resulted in BPA becoming a new entity for financial reporting purposes as of the Convenience Date. See Note 1, General and Note 4, Business Combination for additional information.

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

Recent Developments

Restructuring of European Operations

In the second quarter of 2026, the Company committed to a restructuring program across its European operations. An operating footprint carrying more legal entities and small business units than the current scale of the business supports led management to approve two workstreams: consolidating smaller entities and business units into larger operating units, under which five sites closed; and reducing staffing levels across the remaining entities, functions and management layers. The program affects 245 employees across multiple locations, is expected to be substantially complete by December 31, 2026, and gave rise to restructuring charges of $5.0 million in the three and six months ended June 30, 2026.

Held for Sale

During the three months ended June 30, 2026, management with the requisite authority committed to a plan to sell the Company's Baronsmede property in Egham, United Kingdom, which has historically been used for management team purposes. The Company engaged a commercial real estate broker, has actively marketed the property, and has received offers in the range of £2.5 million to £2.6 million. The Company expects the sale to be completed during the second half of 2026, subject to market conditions and customary closing procedures. The property was reclassified from property, plant and equipment to current assets held for sale and remeasured at the lower of carrying amount or fair value less costs to sell.

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

People

We draw on the business and technical expertise of our talented and diverse global workforce to provide our clients with high quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

As of June 30, 2026, we had approximately 9,200 employees globally, with approximately 4,700 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $89.4 million and $180.4 million for the three and six months ended June 30, 2026 (Successor), respectively. We incurred personnel costs of $79.4 million and $160.6 million for the three and six months ended June 30, 2025 (Predecessor), respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, for example many countries in Europe, there is a statutory payment requirement for any people made redundant due to automation or relocation of delivery locations.

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

Non-GAAP Financial Measures

To supplement its financial data presented on a basis consistent with GAAP, this report contains certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA. The Company has included these non-GAAP financial measures because they are financial measures used by management to evaluate the Company’s core operating performance and trends, and to make strategic decisions regarding the allocation of capital and new investments. We believe these measures also provide useful information to investors by allowing consistent period-to-period comparisons of our operating results after removing the effects of our capital structure, asset base, and certain non-recurring items. These measures exclude certain expenses that are required under GAAP. The Company excludes these items because they are non-recurring or non-cash expenses that are determined based in part on factors other than the Company’s underlying operating performance.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue (including related party revenue):
Applied Workflow Automation	$166,790	$170,517	$(3,727)	(2.2)%
Technology	24,521	12,195	12,326	101.1%
Total revenue	191,311	182,712	8,599	4.7%
Cost of revenue (exclusive of depreciation and amortization):
Applied Workflow Automation	139,984	140,468	(484)	(0.3)%
Technology	10,171	4,584	5,587	121.9%
Total cost of revenues (exclusive of depreciation and amortization)	150,155	145,052	5,103	3.5%
Selling, general and administrative expenses	27,936	20,719	7,217	34.8%
Depreciation and amortization	15,268	8,582	6,686	77.9%
Related party expense	1,674	2,793	(1,119)	(40.1)%
Operating profit (loss)	(3,722)	5,566	(9,288)	(166.9)%
Interest expense, net	13,890	46,942	(33,052)	(70.4)%
Debt modification and extinguishment costs (gain), net	—	12	(12)	(100.0)%
Sundry expense, net	1,409	693	716	103.3%
Other income, net	(561)	(25)	(536)	2144.0%
Loss before reorganization items and income taxes	(18,460)	(42,056)	23,596	(56.1)%
Reorganization items, net	—	22,505	(22,505)	100.0%
Net loss before income taxes	(18,460)	(64,561)	46,101	(71.4)%
Income tax expense (benefit)	(1,756)	500	(2,256)	(451.2)%
Net loss	$(16,704)	$(65,061)	$48,357	(74.3)%

Revenue

For the three months ended June 30, 2026, our net revenue on a consolidated basis increased by $8.6 million, or 4.7%, to $191.3 million from $182.7 million (including related party revenue of $0.5 million) for the three months ended June 30, 2025.

Applied Workflow Automation and Technology segments constituted 87.2%, and 12.8%, respectively, of our total net revenue for the three months ended June 30, 2026, compared to 93.3%, and 6.7%, respectively, for the three months ended June 30, 2025. The revenue changes by reporting segment were as follows:

Applied Workflow Automation—Net revenue attributable to Applied Workflow Automation segment was $166.8 million for the three months ended June 30, 2026, compared to $170.5 million for the three months ended June 30, 2025. The revenue decrease of $3.7 million, or 2.2%, is primarily attributable to lower volume and customer exits, partially offset by the inclusion of a newly acquired entity in the successor period and revenue from newly won business.

Technology—For the three months ended June 30, 2026, net revenue attributable to the Technology segment increased by $12.3 million or 101.1%, to $24.5 million from $12.2 million for the three months ended June 30, 2025. The revenue increase in the Technology segment was largely due to the inclusion of a newly acquired entity in the successor period.

Cost of revenue

For the three months ended June 30, 2026, the cost of revenue increased by $5.1 million, or 3.5%, compared to the three months ended June 30, 2025.

The cost of revenue in the Applied Workflow Automation segment decreased by $0.5 million, or 0.3%, primarily due to reduced cost resulting from completed projects and optimization efforts and partially offset by the inclusion of the newly acquired entity in the successor period within the Applied Workflow Automation segment, and cost provision created for ongoing restructuring expenses.

The cost of revenue in the Technology segment increased by $5.6 million, or 121.9%, primarily due to the inclusion of the newly acquired entity in the successor period within the Technology segment.

The cost of revenue, as a percentage of revenue on a consolidated basis, was 78.5% of revenue for the three months ended June 30, 2026 compared to 79.4% of revenue for the three months ended June 30, 2025. This decrease was primarily due to a change in the revenue mix and executed optimization efforts.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $7.2 million, or 34.8%, to $27.9 million for the three months ended June 30, 2026, compared to $20.7 million for the three months ended June 30, 2025. The increase was primarily attributable to the inclusion of a newly acquired entity in successor period. SG&A expenses increased as a percentage of revenues to 14.6% for the three months ended June 30, 2026 as compared to 11.3% for the three months ended June 30, 2025.

Depreciation and amortization

Total depreciation and amortization expenses were $15.3 million for the three months ended June 30, 2026 compared to $8.6 million for the three months ended June 30, 2025.

Related party expenses

Related party expense was $1.7 million for the three months ended June 30, 2026 compared to $2.8 million for the three months ended June 30, 2025.

Interest expense, net

Interest expense, net was $13.9 million for the three months ended June 30, 2026 compared to expense of $46.9 million for the three months ended June 30, 2025.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost for the three months ended June 30, 2026 while there was less than $0.1 million of debt modification and extinguishment cost for the three months ended June 30, 2025.

Sundry expense, net

The increase in sundry expense, net of $0.7 million over the prior year period, was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other income, net

Other income, net, was a gain of $0.6 million for the three months ended June 30, 2026 compared to other income, net of $0.02 million for the three months ended June 30, 2025.

Reorganization items

Reorganization items of $22.5 million for the three months ended June 30, 2025 represents legal and professional fees paid in connection with Chapter 11 Cases.

Income tax expense (benefit)

We recorded an income tax benefit of $1.8 million for the three months ended June 30, 2026 and an income tax expense of $0.5 million for the three months ended June 30, 2025. The tax expense decreased in three months ended

June 30, 2026 compared to the three months ended June 30, 2025 due to changes in valuation allowances and decrease in foreign earnings. Our ETR of 9.5% for the three months ended June 30, 2026 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by federal and state change in valuation allowance on disallowed interest coupled with change in valuation allowance related to foreign current year NOL.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue (including related party revenue):
Applied Workflow Automation	$345,169	$348,428	$(3,259)	(0.9)%
Technology	43,227	26,264	16,963	64.6%
Total revenue	388,396	374,692	13,704	3.7%
Cost of revenue (exclusive of depreciation and amortization):
Applied Workflow Automation	282,975	286,536	(3,561)	(1.2)%
Technology	19,077	9,161	9,916	108.2%
Total cost of revenues	302,052	295,697	6,355	2.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	70,751	42,980	27,771	64.6%
Depreciation and amortization	30,117	19,120	10,997	57.5%
Related party expense	4,280	5,346	(1,066)	(19.9)%
Operating profit (loss)	(18,804)	11,549	(30,353)	(262.8)%
Interest expense, net	27,959	70,721	(42,762)	(60.5)%
Debt modification and extinguishment costs (gain), net	—	121	(121)	(100.0)%
Sundry expense, net	1,017	2,005	(988)	(49.3)%
Other income, net	(1,122)	(48)	(1,074)	2237.5%
Loss before reorganization items and income taxes	(46,658)	(61,250)	14,592	(23.8)%
Reorganization items	—	(38,340)	38,340	100.0%
Net loss before income taxes	(46,658)	(22,910)	(23,748)	103.7%
Income tax expense (benefit)	(3,191)	2,528	(5,719)	(226.2)%
Net loss	$(43,467)	$(25,438)	$(18,029)	70.9%

Revenue

For the six months ended June 30, 2026, our net revenue on a consolidated basis increased by $13.7 million, or 3.7%, to $388.4 million from $374.7 million (including related party revenue of $2.0 million) for the six months ended June 30, 2025.

Applied Workflow Automation and Technology segments constituted 88.9%, and 11.1%, respectively, of our total net revenue for the six months ended June 30, 2026, compared to 93.0%, and 7.0%, respectively, for the six months ended June 30, 2025. The revenue changes by reporting segment were as follows:

Applied Workflow Automation—Net revenue attributable to Applied Workflow Automation segment was $345.2 million for the six months ended June 30, 2026, compared to $348.4 million for the six months ended June 30, 2025. The revenue decrease of $3.3 million, or 0.9%, is primarily attributable to lower volume and customer exits, partially offset by the inclusion of a newly acquired entity in the successor period and revenue from newly won business.

Technology—For the six months ended June 30, 2026, net revenue attributable to the Technology segment increased by $17.0 million or 64.6%, to $43.2 million from $26.3 million for the six months ended June 30, 2025. The revenue increase in the Technology segment was largely due to the inclusion of a newly acquired entity in the successor period.

Cost of revenue

For the six months ended June 30, 2026, the cost of revenue increased by $6.4 million, or 2.1%, compared to the six months ended June 30, 2025.

The cost of revenue in the Applied Workflow Automation segment decreased by $3.6 million, or 1.2%, primarily due to reduced cost resulting from completed projects and optimization efforts and partially offset by the inclusion of the newly acquired entity in the successor period within the Applied Workflow Automation segment.

The cost of revenue in the Technology segment increased by $9.9 million, or 108.2%, primarily due to the inclusion of the newly acquired entity in the successor period within the Technology segment.

The cost of revenue, as a percentage of revenue on a consolidated basis, was 77.8% of revenue for the six months ended June 30, 2026 compared to 78.9% of revenue for the six months ended June 30, 2025. This decrease was primarily due to a change in the revenue mix and executed optimization efforts.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $27.8 million, or 64.6%, to $70.8 million for the six months ended June 30, 2026, compared to $43.0 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in restructuring charges under the 2026 program, the inclusion of a newly acquired entity in successor period, an $8.6 million charge to refine the Company's estimate of the general unsecured claims liability based on updated information from the post-emergence claims reconciliation process, the original measurement adjustment of which was recognized as gain in Reorganization items, net in the Predecessor period, and an increase in legal and professional fees. SG&A expenses increased as a percentage of revenues to 18.2% for the six months ended June 30, 2026 as compared to 11.5% for the six months ended June 30, 2025.

Depreciation and amortization

Total depreciation and amortization expenses were $30.1 million for the six months ended June 30, 2026 compared to $19.1 million for the six months ended June 30, 2025.

Related party expenses

Related party expense was $4.3 million for the six months ended June 30, 2026 compared to $5.3 million for the six months ended June 30, 2025.

Interest expense, net

Interest expense, net was $28.0 million for the six months ended June 30, 2026 compared to expense of $70.7 million for the six months ended June 30, 2025.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost for the six months ended June 30, 2026 while there was $0.1 million of debt modification and extinguishment cost for the six months ended June 30, 2025.

Sundry expense, net

The decrease in sundry expense, net of $1.0 million over the prior year period, was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other income, net

Other income, net, was a gain of $1.1 million for the six months ended June 30, 2026 compared to other income, net of $0.05 million for the six months ended June 30, 2025.

Reorganization items

Reorganization items for the six months ended June 30, 2025 include $43.0 million of legal and professional fees paid in connection with Chapter 11 Cases and $81.3 million of gain on account of derecognition of the unamortized debt premium net of unamortized debt discount and unamortized debt issuance costs.

Income tax expense (benefit)

We recorded an income tax benefit of $3.2 million for the six months ended June 30, 2026 and an income tax expense of $2.5 million for the six months ended June 30, 2025. The tax expense decreased in six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to changes in valuation allowances and decrease in foreign earnings. Our ETR of 6.8% for the six months ended June 30, 2026 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by federal and state change in valuation allowance on disallowed interest coupled with change in valuation allowance related to foreign current year NOL.

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

Note Regarding Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, and Pro forma Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net income/loss is the GAAP measure most directly comparable to EBITDA, Adjusted EBITDA, and Pro forma Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. These non-GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to our net profit (loss), the most directly comparable GAAP measure, for the three months ended June 30, 2026 (Successor) and 2025 (Predecessor).

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2025
Net Loss	$(16,704)	$(65,061)
Income tax expense (benefit)	(1,756)	500
Interest expense, net	13,890	46,942
Depreciation and amortization	15,268	8,582
EBITDA	10,698	(9,037)
Transaction costs (1)	1,429	—
Non-cash equity compensation (2)	533	99
Restructuring and related expenses (3)	6,457	—
Loss/(gain) on sale of assets (4)	156	(9)
Debt modification and extinguishment costs (gain), net	—	12
Reorganization items, net	—	22,505
Adjusted EBITDA	19,273	13,570
Impact of acquisition and reorganization (5)	—	1,286
Pro forma Adjusted EBITDA	$19,273	$14,856

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to stock-based compensation.
(3)	Represents provision for restructuring of European operations and certain other one-time exit costs.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of fiscal 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Pro forma Adjusted EBITDA to our net profit (loss), the most directly comparable GAAP measure, for the six months ended June 30, 2026 (Successor) and 2025 (Predecessor).

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Net profit (loss)	$(43,467)	$(25,438)
Income tax expense (benefit)	(3,191)	2,528
Interest expense, net	27,959	70,721
Depreciation and amortization	30,117	19,120
EBITDA	11,418	66,931
Transaction costs (1)	1,910	—
Non-cash equity compensation (2)	1,017	204
Restructuring and related expenses (3)	6,457	—
Loss/(gain) on sale of assets (4)	381	(9)
Debt modification and extinguishment costs (gain), net	—	121
Reorganization items	—	(38,340)
Adjusted EBITDA	21,183	28,907
Impact of acquisition and reorganization (5)	—	2,644
Pro forma Adjusted EBITDA	$21,183	$31,551

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to stock-based compensation.
(3)	Represents provision for restructuring of European operations and certain other one-time exit costs.

(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents management’s estimates of the impact of the acquisition of XBP Europe Holdings, Inc. and reorganization of BPA, had such transactions occurred at the beginning of fiscal 2025.

Liquidity and Capital Resources

Overview

Our principal source of liquidity is cash generated from operating activities supplemented as necessary on a short-term basis by borrowings. As of June 30, 2026, we had total indebtedness of $372.9 million, and we incurred interest expense of approximately $13.9 million and $28.0 million for the three and six months ended June 30, 2026 (Successor), respectively. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business for at least the next twelve months. However, compliance with the Company’s restrictive financial covenants in the Company’s financing agreements is tested as of specified measurement dates and may, from time to time, depend on the Company’s operating performance and the successful execution of planned transactions, including asset dispositions or other balance sheet actions. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants. There can be no assurance that any planned transactions will be completed on a timely basis, on acceptable terms, or at all. Even if the Company is in compliance with its debt covenants as of the date of filing of this Quarterly Report, subsequent developments or our inability to successfully execute planned transactions could result in non-compliance in future periods.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its cash requirements. At June 30, 2026 (Successor) and December 31, 2025 (Successor) cash, restricted cash, and cash equivalents totaled $28.0 million and $68.7 million, respectively, including restricted cash of $9.4 million and $31.6 million, respectively.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. The current maturities of outstanding principal amounts under the Second Lien Note, the secured borrowings under the Amended BR Exar AR Facility, the 2028 Term Loan Facilities (each as defined and further described in “Indebtedness” below) and other debt are $9.5 million, $5.6 million, $3.2 million and $7.7 million, respectively. We were in compliance with all financial covenants as of June 30, 2026, except for the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant under the European Senior Credit Facilities Agreement. The lender has acknowledged this matter, and no remedies were exercised or are expected to be exercised. In addition, as of June 30, 2026 the Company was not in compliance with the requirement under its Super Senior Term Loan, its Second Lien Note and its ABL Facility to make certain tax payments required under the Plan; the resulting events of default were waived in August 2026, as described in Note 15, Subsequent Events. At June 30, 2026 the Company had a restructuring liability of $3.5 million, recorded within accrued liabilities, expected to be paid during the second half of 2026. The Company expects to receive net cash proceeds of approximately £2.5 million (approximately $3.3 million) on completion of the sale of assets held for sale. The Company expects that a substantial portion of the proceeds will be used to prepay its obligations under the European Senior Credit Facilities Agreement (as defined and described further in the description of “Indebtedness” below). See Note 6, Long-term Debt and Credit Facilities, Note 8, Employee Benefit Plans, and Note 9, Commitments and Contingencies, to our condensed consolidated and combined financial statements herein for further information on material cash requirements from known contractual and other obligations.

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

We plan to spend approximately 1.0% of total revenue on total capital expenditures over the next twelve months. Our business model has evolved to leverage cloud hosted platforms. This has reduced our capital expenditures and increased our operating expenses. This is the primary driver of changes in our capital expenditures when compared with historical periods. Our future cash requirements will depend on many factors, including our rate of revenue growth and our investments in strategic initiatives, applications or technologies, operation centers and acquisitions of complementary businesses, any of which may require the use of significant cash resources or additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which may adversely impact our business, operating results and financial condition.

The Company utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of the third quarter of 2024, the Company paid a significant portion of these deferred payroll, social security and value added taxes. The remaining balance of deferred payroll, social security and value added taxes was fully paid and discharged in July 2026 in accordance with deferment timelines established by local laws and regulations.

The Company believes the current cash, cash equivalents and cash flows from operating and financing activities are sufficient to meet the Company’s working capital and capital expenditure requirements for a period of at least twelve months. In addition, the Company actively manages its capital structure and evaluates a range of financing alternatives to support its operating plan and long-term objectives. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, the Company may need to raise additional capital. The Company may require funding for a variety of reasons, including, but not limited to, investments in strategic initiatives, business development activities, variability in operating results, or the need to maintain flexibility under the financial covenants in its financing agreements. There can be no assurance that such financing, if and when pursued, would be available on terms acceptable to the Company or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any debt financing, if available, may involve restrictive covenants that may impact the Company’s ability to conduct business or return capital to investors. If financing is not available on acceptable terms when needed, the Company may adjust the timing or scope of certain discretionary initiatives in order to align spending with available resources. Further, any failure to comply with the restrictive covenants in the Company’s financing agreements, if not waived or cured, could result in an event of default. In such circumstances, the Company may be required to seek waivers or amendments from its lenders, which may not be granted and, if granted, could impose additional costs, more restrictive terms or other adverse conditions. The need to obtain future waivers or amendments could adversely affect the Company’s liquidity, access to capital and business prospects. An event of default could permit lenders to accelerate the Company’s indebtedness and exercise remedies against collateral securing such indebtedness. The Company actively monitors its covenant compliance, maintains regular dialogue with its lenders, and continues to pursue operational and strategic actions, including ongoing cost optimization and disciplined capital allocation, that are intended to ensure sufficient liquidity and enhance capital structure flexibility over time.

In addition to the foregoing, the Company is pursuing a number of initiatives intended to enhance its liquidity and preserve financial flexibility over the next twelve months. The Company is executing cost savings initiatives across its operations, including a payroll reduction program, the restructuring of its European operations, and the migration of additional transaction volumes to the Company’s automated processing platforms. The Company is also evaluating an equity financing to supplement its liquidity, although it has not entered into any agreement with respect to any such financing, and the timing, size, structure and terms of any such financing would remain subject to market conditions and other factors. In addition, the Company has engaged brokers and is actively marketing for sale its Baronsmede property in Egham, United Kingdom, which was classified as held for sale as of June 30, 2026 and which the Company expects to sell during the second half of 2026, as well as its property in Chennai, India. Net proceeds from any completed property sales are expected to be applied to the repayment of indebtedness, including as may be required under the Company’s financing agreements, and for general corporate purposes. The Company is also evaluating strategic alternatives intended to accelerate value realization and optimize its capital structure, which may include dispositions of assets or businesses. In April 2026, the Company’s board of directors authorized management to consult with one or more financial advisors in connection with this evaluation, and the Company has engaged financial advisors for this purpose. On July 27, 2026, the board of directors established a Strategic Alternatives and Transactions Committee, comprised solely of independent directors, to evaluate and make recommendations to the board of directors with respect to potential strategic transactions. The committee’s role is advisory, and any transaction would remain subject to approval by the full board of directors. The Company has not committed to any specific transaction, and no assurance can be given that any of the initiatives described above will be completed on the anticipated timeline or on acceptable terms, or at all, or that they will yield the liquidity benefits currently expected. See “Potential Future Transactions” below.

Known Trends and Uncertainties

The workflow automation and business process services industry continues to face pricing pressure from competitive bidding and accelerating disruption from agentic AI and intelligent automation. During the second quarter of 2026, these dynamics persisted as enterprise clients continued to shift toward outcome-based and AI-augmented delivery models, which may compress renewal pricing on long-term contracts, prompt productivity-sharing arrangements with clients, and lengthen sales and implementation cycles for newer AI-enabled offerings. An operating footprint carrying more legal entities and small business units than the current scale of our business supports led us to commit during the quarter to a restructuring program across our European operations. We are exposed to these trends through our reliance on long-term contracts that may be renewed at lower rates or terminated early.

Although no single client exceeded 10% of revenue, concentration remains in financial services, healthcare, and government, where regulatory complexity, procurement cycles, and budgetary constraints can affect contract timing and renewal economics. Declining postage and other physical mail volumes, together with lower one-time project work, reduced Applied Workflow Automation revenue during the second quarter of 2026 and may continue to weigh on that segment. We also continue to absorb transitional impacts from the July 2025 restructuring, including residual client and vendor uncertainty, integration costs, and refinements to our estimate of general unsecured claims as the post-emergence claims reconciliation process progresses. Persistent inflation, foreign-exchange volatility, and tariff and energy-related cost pressures observed during the quarter may further weigh on near-term revenue conversion and input costs. Geopolitical tensions and related changes in trade policies, tariffs, sanctions, and government spending priorities may further affect client demand, operating costs, supply chains, and the timing or economics of contracts, particularly in our European and public-sector operations.

We believe these trends are reasonably likely to affect our future results of operations and liquidity. Management is addressing them through cost optimization, expansion of offshore and automated delivery, targeted client retention initiatives in regulated and mission-critical workflows, and continued integration of the acquired operations. During the second quarter of 2026, we advanced these initiatives through the restructuring of European operations, which affects 245 employees and gave rise to $5.0 million of restructuring charges, the planned sale of our Baronsmede property, and further wins for our agentic AI-enabled offerings in European public-sector and financial-services accounts. The anticipated benefits may not be realized on the expected timeline or scale, and our capacity to fund these actions remains subject to constrained near-term liquidity, the settlement of pre-petition liabilities, and compliance with the financial covenants in our financing agreements, which has required, and may in the future require, waivers from our lenders.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(15,186)	$(75,863)	$60,677
Net cash used in investing activities	(3,333)	(3,241)	(92)
Net cash provided by (used in) financing activities	(21,759)	60,199	(81,958)
Subtotal	$(40,278)	(18,905)	$(21,373)
Effect of exchange rates on cash, restricted cash and cash equivalents	(429)	113	(542)
Net decrease in cash, restricted cash and cash equivalents	$(40,707)	$(18,792)	$(21,915)

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2026 and June 30, 2025

Operating Activities— The reduction of $60.7 million in net cash used in operating activities for the six months ended June 30, 2026 (Successor) was primarily due to no cash paid for reorganization activities in 2026 compared to $43.0 million paid in 2025, a $29.5 million favorable change in accounts receivable, a $5.0 million favorable change in prepaid expenses and other current assets and decrease in loss before reorganization items in 2026 compared to 2025. This reduction in net cash used in operating activities was partially offset by an increase in payments for accounts payable and accrued liabilities by $42.9 million, higher interest payments of $15.1 million and a $3.3 million unfavorable change in related party receivables (payables).

Investing Activities— Net cash used in investing activities increased by $0.1 million, from $3.2 million used in the six months ended June 30, 2025 (Predecessor) to $3.3 million used in the six months ended June 30, 2026 (Successor). The increase was primarily due to a $0.2 million increase in cash paid for purchases of property, plant and equipment, partially offset by a $0.1 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities— Net cash used in financing activities was $21.8 million for the six months ended June 30, 2026 (Successor), compared with net cash provided by financing activities of $60.2 million for the six months ended June 30, 2025 (Predecessor), a decrease of $82.0 million. Cash inflows during the six months ended June 30, 2026 (Successor) consisted primarily of $272.8 million of proceeds from the ABL Facility, $24.6 million of borrowings under the Amended BR Exar AR Facility, $20.8 million of proceeds from other loans, $10.0 million of proceeds from the Super Senior Term Loan, and $0.9 million of proceeds from the issuance of July 2030 Notes. These inflows were more than offset by $289.1 million of repayments on the ABL Facility, $1.6 million of principal repayments on 2028 Term Loan Facilities, $28.5 million of principal repayments on senior secured term loans and other loans, $19.0 million of repayments under the Amended BR Exar AR Facility and $1.4 million of repayment under the BR Exar AR Facility, $6.3 million of repayment of the Second Lien Note, $2.4 million of principal payments on finance lease obligations, $2.5 million of cash paid for debt issuance costs, and $0.1 million of cash paid for withholding taxes on vested RSUs.

Net cash provided by financing activities of $60.2 million for the six months ended June 30, 2025 (Predecessor) primarily reflected $80.0 million of proceeds from new-money loans borrowed pursuant to a debtor-in-possession (“DIP”) financing agreement entered into in connection with the Chapter 11 Cases (“DIP New Money Loans”), $15.8 million of borrowings under the BR Exar AR Facility, and $3.3 million of proceeds from other loans. These inflows were partially offset by $22.9 million of repayments under the BR Exar AR Facility, $13.1 million of principal repayments on senior secured term loans and other loans, $2.7 million of principal payments on finance lease obligations, and $0.2 million of cash paid for debt issuance costs (all as defined and described further in the description of “Indebtedness” below).

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

The Company issued approximately $183.0 million aggregate principal amount of the July 2030 Notes pursuant to the Plan, which may be supplemented by additional issuances in accordance with the July 2030 Notes Indenture. In December 2025, the Company issued an additional $4.0 million in aggregate principal amount of the July 2030 Notes generating net proceeds of $3.5 million. On May 8, 2026, the Company sold $1.0 million in aggregate principal amount of July 2030 Notes, previously held internally by a subsidiary of the Company, to an entity affiliated with the Chairman of the Company's board of directors, generating net proceeds of approximately $0.9 million. After giving effect to this transaction, $188.0 million aggregate principal amount of the July 2030 Notes remained outstanding as of June 30, 2026.

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

Super Senior Term Loan

On July 29, 2025, Exela Technologies BPA, LLC and Exela Finance Inc. (for this purpose, together, the “Super Senior Term Loan Borrowers”), each subsidiary of Exela Technologies BPA, LLC, as guarantors, Ankura Trust Company, LLC, as administrative agent and collateral agent, and certain lenders (the “Super Senior Term Loan Lenders”) entered into a Financing Agreement (as amended, the “Super Senior Term Loan”), in accordance with the Plan. The Super Senior Term Loan provided for an aggregate principal amount of up to $46.0 million in senior secured term loans, consisting of (i) $40.0 million in new-money term loans, used to refinance obligations under BPA’s prepetition senior secured financing agreement and pay related fees and expenses, and (ii) $6.0 million in term loans issued to DIP lenders in exchange for and in full satisfaction of $10.0 million of DIP claims as contemplated by the Plan. On February 13, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which entities controlled by Avenue Capital Group, one of the three largest beneficial owners of the Company, extended incremental term loans in an aggregate principal amount of $4.0 million for working capital and general corporate purposes. On June 30, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which funds managed by Gates Capital Management, one of the three largest beneficial owners of the Company, extended incremental term loans in an aggregate principal amount of $6.0 million for working capital and general corporate purposes, bringing total outstanding borrowings under the Super Senior Term Loan to $56.0 million. Interest on the Super Senior Term Loan accrues, at the Super Senior Term Loan Borrowers’ election, either (a) at the Reference Rate, meaning the greatest of 4.0% per annum, the Federal Funds Effective Rate plus 0.5% per annum, one-month Term SOFR plus 1.0% per annum, or the Wall Street Journal Prime Rate plus 10.7% per annum, or (b) at Term SOFR, subject to a 4.0% floor, plus 11.7% per annum. Interest on Reference Rate Loans is payable monthly in arrears, while interest on SOFR Loans is payable at the end of each applicable interest period. Upon the occurrence of an event of default, all outstanding amounts bear interest at the applicable rate plus 2.0% per annum, payable on demand.

As of June 30, 2026, there were borrowings of $56.0 million outstanding under the Super Senior Term Loan. The Super Senior Term Loan is scheduled to mature on July 28, 2028. Voluntary prepayments are permitted at any time with five business days’ notice, provided accrued interest is paid and, if applicable, a prepayment premium is payable at a rate of 2.0% if prepaid prior to the first anniversary of the Emergence Date, 1.0% if prepaid on or after the first anniversary but prior to the second anniversary, and 0% thereafter. In addition, the Super Senior Term Loan is subject to mandatory prepayments of principal with accrued interest in certain circumstances, including (a) 25.0% of annual Excess Cash Flow (beginning with the fiscal year ending December 31, 2026, payable within ten business days after delivery of annual financial statements), (b) 100% of net cash proceeds from non-permitted asset sales in excess of $0.5 million in any fiscal year subject to reinvestment rights, (c) 100% of net cash proceeds from the issuance of indebtedness or equity securities (other than permitted issuances), and (d) certain extraordinary receipts, such as insurance recoveries and condemnation awards, subject to reinvestment rights. Upon the occurrence of an event of default such as payment defaults, covenant breaches, bankruptcy or insolvency, cross-defaults to other significant indebtedness, and judgment defaults, the obligations under the Super Senior Term Loan may be accelerated and become immediately due and payable. On May 7, 2026, the Company entered into an amendment to the Super Senior Term Loan pursuant to which the definition of "Permitted Securitization Financing" was amended to permit ongoing sales of designated receivables under the Amended BR Exar AR Facility (defined below), subject to a cap of $10.0 million in the aggregate amount of Permitted Securitization Financings incurred and outstanding.

The obligations under the Super Senior Term Loan are guaranteed on a joint and several basis by substantially all of the Super Senior Term Loan Borrowers’ subsidiaries and are secured by liens on the collateral of the Super Senior Term Loan Borrowers and the guarantors, subject to permitted liens and the terms of the ABL Intercreditor Agreement (as described below) and that certain Super Senior Intercreditor Agreement. The Super Senior Term Loan contains customary affirmative and negative covenants, including limitations on additional indebtedness, the granting of liens, asset sales, restricted payments, affiliate transactions, and changes in business. It also includes a financial covenant requiring the Issuer to maintain the ratio of (a) Indebtedness to (b) Covenant Consolidated EBITDA of no greater than 1.00 to 1.00 based on the trailing 12 months ended as of the last day of the most recently ended fiscal quarter. The Super Senior Term Loan Borrowers are also required to maintain liquidity of at least $2.0 million. The Super Senior Term Loan Borrowers were in compliance with such financial covenants as of June 30, 2026.

On August 14, 2026, the Super Senior Term Loan Borrowers, the agents and the required lenders entered into a limited waiver of the Specified Events of Default described below under “ABL Facility”, the effectiveness of which was subject to specified conditions and which requires the Company to satisfy specified post-closing obligations.

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

The obligations under the Second Lien Note are fully and unconditionally guaranteed by certain subsidiaries of BPA and are secured by liens on BPA’s and certain guarantors’ assets, including accounts receivable, inventory, cash and deposit accounts, equipment, real property, equity interests in subsidiaries, intercompany obligations, general intangibles, and other related assets. Pursuant to the ABL Intercreditor Agreement, BRF Finance Co., LLC’s liens are subordinated to the liens securing the Company’s senior debt facilities; specifically, the ABL Facility with respect to receivables, inventory, cash, and related assets, and the Super Senior Term Loan and July 2030 Notes with respect to fixed assets, equity interests, and other non-ABL assets. As a result, the obligations under the Second Lien Note are effectively second-priority liens behind the senior secured debt. The Second Lien Note includes a financial covenant requiring the borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. The Company was in compliance with such financial covenant as of June 30, 2026.

During the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), the Company repaid $3.8 million and $6.0 million, respectively, in principal amount of the Second Lien Note. During the three and six months ended June 30, 2026 (Successor), the Company repaid $3.0 million and $6.3 million principal amount of the Second Lien Note, respectively. The loss on early extinguishment of debt during the three and six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) totaled $0 and $0.1 million, respectively, and represents write off of debt issuance costs. Loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated and combined statements of operations. As of June 30, 2026 (Successor), there were borrowings of $9.5 million outstanding under the Second Lien Note included in the current portion of long-term debt in the condensed consolidated balance sheets.

On August 14, 2026, BPA and BRF Finance Co., LLC entered into a Limited Waiver and Fifth Amendment to the Second Lien Note, which, among other things, waived the Specified Events of Default described below under “ABL Facility.”

ABL Facility

On July 29, 2025, Exela Technologies BPA, LLC and certain of its subsidiaries (collectively, the “ABL Borrowers”) entered into a $150.0 million Asset-Based Lending Credit and Security Agreement (as amended, the “ABL Facility”) with MidCap Funding IV Trust, as administrative and collateral agent (the “Agent”), and a syndicate of lenders (the “ABL Lenders”). The ABL Facility was executed in connection with BPA’s emergence from the Chapter 11 Cases and provides for revolving commitments of up to $150.0 million, with an option to increase to $175.0 million through an additional tranche. The borrowing availability under the ABL Facility is limited to (a) the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, which is calculated by reference to eligible billed and unbilled receivables, certain other receivables, eligible cash, and related assets, reduced by reserves established by the Agent, minus (b) the availability block (described below). Borrowings under the ABL Facility bear an interest at Term SOFR plus an applicable margin ranging from 3.8% to 4.3%, depending on the ABL Borrowers’ trailing twelve-month EBITDA, subject to a 1.0% SOFR floor. Interest is payable monthly, with a 2.0% default premium. In addition to interest, the ABL Borrowers are required to pay an unused commitment fee of 0.5% per annum on the average daily unused portion of the commitments, customary letter of credit fees on the face amount of each outstanding letter of credit, a collateral management fee payable to the Agent, and a minimum balance fee if borrowings under the ABL Facility fall below 20.0% of the Borrowing Base.

As of June 30, 2026 (Successor), there were borrowings of $63.3 million outstanding under the ABL Facility. There were unamortized debt issuance costs of $1.7 million on the ABL Facility as of June 30, 2026 included in other noncurrent assets on the condensed consolidated balance sheet. The ABL Facility matures on July 29, 2028, and may be prepaid at any time without penalty (other than breakage costs). Mandatory repayments are required from proceeds of dispositions of the ABL Priority Collateral, certain insurance proceeds, or upon acceleration following an event of default. The events of default include failure to pay principal, interest or fees when due; breaches of covenants or other material contractual obligations; materially inaccurate representations or warranties; failure to pay specified other indebtedness above $25.0 million; bankruptcy or insolvency; final unsatisfied judgments; ERISA-related defaults; and a change in control.

The obligations under the ABL Facility are guaranteed on a joint and several basis by substantially all of the ABL Borrowers’ U.S. subsidiaries. The liens securing the ABL Facility are subject to an Intercreditor Agreement (the “ABL Intercreditor Agreement”) dated July 29, 2025, among MidCap Funding IV Trust, Ankura Trust Company, LLC, as Term Agent, BRF Finance Co., LLC, as Riley Agent, and U.S. Bank Trust Company, National Association, as July 2030 Notes Trustee. The ABL Intercreditor Agreement governs lien priorities including (i) relative priorities for the collateral securing the ABL Facility obligations, the Super Senior Term Loan obligations, the July 2030 Notes Indenture obligations and the Second Lien Note obligations; (ii) collateral priorities securing (a) any Second Lien Note obligations, (b) any Super Senior Term Loan obligations, (c) any July 2030 Notes Indenture obligations, or (d) any Excess ABL Debt; and (iii) prohibition on contesting liens. The ABL Facility is secured by a first-priority lien on certain ABL Priority Collateral (including receivables, cash, inventory, deposit accounts, and related assets) and a junior lien on certain Term Priority Collateral (as defined therein), subject to the ABL Intercreditor Agreement. On May 14, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into an amendment to the ABL Facility to permit ongoing sales of designated receivables under the Amended BR Exar AR Facility, subject to a cap of $10.0 million in the aggregate amounts outstanding.

The ABL Facility includes customary affirmative covenants such as reporting, collateral maintenance, insurance, and inspections, and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, affiliate transactions, and changes in business. The ABL Facility also includes a financial covenant requiring the ABL Borrowers to maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis. The fixed charge coverage ratio is defined as the ratio of EBITDA less Unfinanced Capital Expenditures less

Capitalized Software Expenditures, to Fixed Charges (as such terms are defined in the ABL Facility). The minimum required ratio varies depending on the period: for the defined periods tested quarterly through December 31, 2025, and monthly from January 1, 2026 through June 30, 2026, the fixed charge coverage ratio must be not less than 0.85 to 1.00. Thereafter, for the defined periods tested monthly from July 1, 2026, through the maturity date, the fixed charge coverage ratio must be not less than 1.00 to 1.00. On March 6, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Third Amendment to the ABL Facility. Among other things, this amendment (i) eliminates a covenant requiring the ABL Borrower to maintain a minimum excess availability of $7.5 million; (ii) implements a temporary availability block through June 30, 2026, which reduces borrowing capacity by the greater of $3.75 million or 5.0% of the borrowing base if the ABL Borrower’s fixed charge coverage ratio falls below 1.00 to 1.00; (iii) temporarily increases the advance rate for eligible investment grade billed accounts to 95.0% through September 30, 2026; (iv) adjusts the calculation of the borrowing base; (v) amends the mechanics governing the cash dominion period; and (vi) resets the deferred revolving loan origination fee. The Company was in compliance with such financial covenants as of June 30, 2026.

The Company did not make certain tax payments required to be made under the Plan, including payments due on or before July 29, 2026 to holders of Priority Tax Claims, and did not provide notice of the resulting defaults within the three-day period required under the ABL Facility (collectively, the “Specified Events of Default”). Specified Events of Default constituted events of default under the ABL Facility and gave rise to cross-defaults under the Company’s other financing agreements. On August 14, 2026, the ABL Borrowers, the Agent and the ABL Lenders entered into a Limited Waiver and Sixth Amendment to the ABL Facility, which waived the Specified Events of Default and, among other things, adjusted the calculation of the borrowing base to exclude certain receivables.

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

The outstanding principal amount of the 2028 Term Loan A Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of £150 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of £750 thousand payable at maturity along with accrued and unpaid interest. The outstanding principal amount of the 2028 Term Loan B Facility is scheduled to be repaid in fifteen (15) equal quarterly installments of €525 thousand, which commenced September 30, 2024, with the remaining outstanding principal amount of €2.6 million payable at maturity along with accrued and unpaid interest. The Company may, at any time, prepay the principal of the Senior Credit Facilities. Each prepayment shall be accompanied by the payment of accrued interest, without any premium or penalty. However, the Company is limited to a maximum of four voluntary prepayments of the Revolving Credit Facility within any consecutive twelve-month period. During the three and six months ended June 30, 2026 (Successor), the Company repaid $0.8 million and $1.6 million, respectively, of outstanding principal amounts under the 2028 Term Loan A Facility and 2028 Term Loan B Facility. As of June 30, 2026 (Successor), the outstanding balance of the 2028 Term Loan A Facility, the 2028 Term Loan B Facility, and the Revolving Credit Facility was approximately $2.4 million, $7.2 million, and $34.6 million, respectively.

The Facilities Agreement contains certain affirmative and negative covenants limiting the ability of XBP Europe, Inc. to effect mergers and change of control events as well as certain other limitations, including limitations on (i) incurrence of additional indebtedness or liens, (ii) dispositions of assets, (iii) substantial changes of the general nature of the business, (iv) entering into restrictive agreements, (v) making certain investments, loans, advances, guarantees and acquisitions, (vi) prepaying certain indebtedness, (vii) the declaration and payment of dividends or other restricted payments, (viii) engaging in transactions with affiliates, or (ix) amending certain material documents. The Facilities Agreement also contains financial covenants including, but not limited to: (i) a consolidated total leverage ratio of not greater than 2.50 to 1.00 (with step-downs to (a) 2.25 to 1.00 starting January 1, 2025 and (b) 2.00 to 1.00 starting January 1, 2026); (ii) a cash flow coverage ratio of at least 1.10:1.00; and (iii) a consolidated interest coverage ratio of not less than 4.00 to 1.00. As of June 30, 2026, the Company was in compliance with all affirmative and negative covenants under its Facilities Agreement, including all financial covenants, except for the consolidated total leverage ratio covenant and the consolidated interest coverage ratio covenant. The lender has acknowledged this matter, and no remedies were exercised or are expected to be exercised.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on various dates in connection with each monthly sale of certain existing receivables, up to and including December 31, 2025 (the “BR Exar AR Facility”)). The Company received an aggregate of $15.2 million and $22.1 million, net of legal and other fees of $1.8 million and $1.6 million, respectively, under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. Under the terms of the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $17.0 million and $25.5 million, respectively, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $23.0 million and $25.8 million under the BR Exar AR Facility during the periods August 1, 2025 to December 31, 2025 (Successor) and January 1, 2025 to July 31, 2025 (Predecessor), respectively. As of December 31, 2025, there was $1.4 million of outstanding balance under the BR Exar AR Facility included in the current portion of long-term debt in the condensed consolidated balance sheets. During the three months ended March 31, 2026, BREL collected $1.4 million under the BR Exar AR Facility. There was no amount outstanding under the BR Exar AR Facility as of June 30, 2026.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated a total of $0 of legal fees and other expense incurred under the BR Exar AR Facility as debt issuance cost, and $0 of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the three and six months ended June 30, 2026 (Successor). Accordingly, the Company treated total of $0.2 million and $0.2 million of legal fees and other expense incurred under the BR Exar AR Facility as debt issuance cost, and $1.2 million and $1.7 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount during the three and six months ended June 30, 2025 (Predecessor), respectively. Amortizations of the debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

Amended BR Exar AR Facility

On January 21, 2026, certain of the Company’s subsidiaries entered into an Amended and Restated Receivables Purchase Agreement with BREL (as subsequently amended on February 10, 2026, March 27, 2026 and May 14, 2026 (the “Amended BR Exar AR Facility”)), pursuant to which they agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $24.6 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received $22.6 million, net of amendment and legal fees of $2.0 million, in cash consideration for sale of these receivables under the Amended BR Exar AR Facility during the six months ended June 30, 2026 (Successor). During the six months ended June 30, 2026, BREL collected $19.0 million of outstanding principal amount under the Amended BR Exar AR Facility. There was $5.6 million outstanding under the Amended BR Exar AR Facility as of June 30, 2026 (Successor).

Under the Amended BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries to BREL are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable. Accordingly, the Company treated a total of $0.5 million and $2.0 million of amendment and legal fees incurred under the Amended BR Exar AR Facility as debt issuance cost during the three and six months ended June 30, 2026 (Successor), respectively. Amortizations of the debt issuance cost and original issue discount relating to the Amended BR Exar AR Facility are included in interest expense, net in the condensed consolidated and combined statements of operations.

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

The Company accounts for the transactions under the Amended Factoring Agreement as a sale under ASC 860, and as an off-balance sheet arrangement. Net funds received from the transfers reflect the face value of the account less a fee, which is recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of accounts receivables to the Factor and the cash receipts from collections made on behalf of and paid to the Factor under the Amended Factoring Agreement, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated and combined statements of cash flows.

As of June 30, 2026, the Company’s outstanding factored accounts receivable totaled approximately $2.3 million pursuant to the Amended Factoring Agreement, representing the face value of the factored invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred a loss on sale of accounts receivables including expenses pursuant to the Amended Factoring Agreement totalling approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2026 (Successor), respectively, which is presented in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

Condensed Consolidated Balance Sheets as of June 30, 2026:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers (4)=(1)-(2)-(3)
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	June 30,	June 30,	June 30,	June 30,
	2026	2026	2026	2026
Assets
Current assets
Cash and cash equivalents	$18,579	$17,802	$—	$777
Restricted cash	9,380	—	—	9,380
Accounts receivable, net	129,417	30,585	—	98,832
Related party receivables and prepaid expenses	980	—	(32,409)	33,389
Inventories, net	11,204	4,106	—	7,098
Assets held for sale	2,340	2,340	—	—
Prepaid expenses and other current assets	24,876	3,742	—	21,134
Total current assets	196,776	58,575	(32,409)	170,610
Property, plant and equipment, net	72,504	10,584	—	61,920
Operating lease right-of-use assets, net	26,386	3,892	—	22,494
Goodwill	189,881	55,956	—	133,925
Intangible assets, net	325,628	35,246	—	290,382
Other noncurrent assets	16,594	34,698	(31,000)	12,896
Total assets	$827,769	$198,951	$(63,409)	$692,227

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Current portion of long-term debt	$25,266	$4,996	$—	$20,270
Accounts payable	64,493	24,742	—	39,751
Related party payables	3,748	35,172	(31,502)	78
Income tax payable	5,848	1,663	—	4,185
Accrued liabilities	50,729	19,744	—	30,985
Accrued compensation and benefits	58,075	21,971	—	36,104
Accrued interest	9,803	377	(907)	10,333
Customer deposits	18,354	571	—	17,783
Deferred revenue	13,285	4,787	—	8,498
Obligation for claim payment	44,086	—	—	44,086
Current portion of finance lease liabilities	4,147	(2)	—	4,149
Current portion of operating lease liabilities	10,104	1,437	—	8,667
Total current liabilities	307,938	115,458	(32,409)	224,889
Long-term debt, net of current maturities	347,642	58,700	(31,505)	320,447
Finance lease liabilities, net of current portion	5,252	—	—	5,252
Net defined benefit liability	7,611	7,017	—	594
Deferred income tax liabilities	47,527	1,597	—	45,930
Long-term income tax liabilities	9,395	—	—	9,395
Operating lease liabilities, net of current portion	18,369	2,565	—	15,804
Other long-term liabilities	37,571	1,501	—	36,070
Total liabilities	781,305	186,838	(63,914)	658,381

Total stockholders' equity	46,464	12,113	505	33,846

Total liabilities and stockholders' equity (deficit)	$827,769	$198,951	$(63,409)	$692,227

Condensed Consolidated Income Statements for the three months ended June 30, 2026:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers ((4)=(1)-(2)-(3))
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2026	2026	2026
Revenue	$191,311	$30,314	$—	$160,997
Related party revenue	—	97	(1,089)	992
Cost of revenue (exclusive of depreciation and amortization)	150,155	25,455	—	124,700
Selling, general and administrative expenses (exclusive of depreciation and amortization)	27,936	8,268	—	19,668
Depreciation and amortization	15,268	1,576	—	13,692
Related party expense, net	1,674	1,380	(1,089)	1,383
Operating profit (loss)	(3,722)	(6,268)	—	2,546
Other expense (income), net:
Interest expense, net	13,890	1,708	55	12,127
Debt modification and extinguishment costs, net	—	130	(130)	—
Sundry expense, net	1,409	347	—	1,062
Other income, net	(561)	(218)	—	(343)
Loss before reorganization items and income taxes	(18,460)	(8,235)	75	(10,300)
Reorganization items, net	—	—	—	—
Loss before income taxes	(18,460)	(8,235)	75	(10,300)
Income tax benefit	(1,756)	(485)	—	(1,271)
Net loss	$(16,704)	$(7,750)	$75	$(9,029)

Condensed Consolidated Income Statements for the six months ended June 30, 2026:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers ((4)=(1)-(2)-(3))
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2026	2026
Revenue	$388,396	$61,642	$—	$326,754
Related party revenue	—	192	(2,287)	2,095
Cost of revenue (exclusive of depreciation and amortization)	302,052	48,436	—	253,616
Selling, general and administrative expenses (exclusive of depreciation and amortization)	70,751	15,946	—	54,805
Depreciation and amortization	30,117	3,130	—	26,987
Related party expense, net	4,280	3,617	(2,287)	2,950
Operating loss	(18,804)	(9,295)	—	(9,509)
Other expense (income), net:
Interest expense, net	27,959	3,309	100	24,550
Debt modification and extinguishment costs, net	—	130	(130)	—
Sundry expense, net	1,017	1,093	—	(76)
Other income, net	(1,122)	(434)	—	(688)
Loss before reorganization items and income taxes	(46,658)	(13,393)	30	(33,295)
Reorganization items, net	—	—	—	—
Loss before income taxes	(46,658)	(13,393)	30	(33,295)
Income tax benefit	(3,191)	(415)	—	(2,776)
Net loss	$(43,467)	$(12,978)	$30	$(30,519)

Condensed Consolidated Cash Flow Statements for the six months ended June 30, 2026:

	Successor (1)	Non-Super Senior Term Loan Borrower Subsidiaries (2)	Eliminations (3)	Super Senior Term Loan Borrowers ((4)=(1)-(2)-(3))
	Consolidated	Non-GAAP	Non-GAAP	Non-GAAP
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2026	2026	2026
Cash flows from operating activities
Net loss	$(43,467)	$(12,978)	$30	$(30,519)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	30,117	3,130	—	26,987
Original issue discount, debt premium and debt issuance cost amortization	3,056	118	100	2,838
Provision for credit losses	(1,527)	(9)	—	(1,518)
Deferred income tax provision	(5,149)	(820)	—	(4,329)
Equity-based compensation expense	1,017	1,017	—	—
Unrealized foreign currency loss (gain)	1,564	1,732	—	(168)
Loss (gain) on sale of assets	381	—	—	381
Fair value adjustment for private warrants liability	—	—	—	—
Payment-in-kind interest	2,975	—	—	2,975
Loss on sale of July 2030 Notes	—	130	(130)	—
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	2,409	(1,315)	—	3,724
Prepaid expenses and other current assets	2,230	(427)	—	2,657
Accounts payable and accrued liabilities	(6,797)	1,016	—	(7,813)
Related party receivables (payables)	(1,839)	22,934	—	(24,773)
Additions to outsourced contract costs	(156)	—	—	(156)
Net cash provided by (used in) operating activities	(15,186)	14,528	—	(29,714)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,415)	(523)	—	(1,892)
Additions to internally developed software	(1,002)	(281)	—	(721)
Proceeds from sale of assets	84	64	—	20
Sale of July 2030 Notes	—	870	(870)	—
Net cash provided by (used in) investing activities	(3,333)	130	(870)	(2,593)

Cash flows from financing activities
Cash paid for debt issuance costs	(2,453)	—	—	(2,453)
Cash paid for withholding taxes on vested RSUs	(100)	(100)	—	—
Principal payments on finance lease obligations	(2,446)	—	—	(2,446)
Borrowings from other loans	20,823	2,334	—	18,489
Proceeds from Issuance of July 2030 Notes	870	—	870	—
Proceeds from Super Senior Term Loan	10,000	—	—	10,000
Proceeds from ABL Facility	272,800	—	—	272,800
Repayments on ABL Facility	(289,124)	—	—	(289,124)
Repayment of Second Lien Note	(6,250)	—	—	(6,250)
Repayments under BR Exar AR Facility	(1,440)	—	—	(1,440)
Borrowing under Amended BR Exar AR Facility	24,625	—	—	24,625
Repayments under Amended BR Exar AR Facility	(18,986)	—	—	(18,986)
Repayments on 2028 Term Loan Facilities	(1,628)	(1,628)	—	—
Principal repayments on senior secured term loans and other loans	(28,450)	(3,151)	—	(25,299)
Net cash used in financing activities	(21,759)	(2,545)	870	(20,084)
Effect of exchange rates on cash, restricted cash and cash equivalents	(429)	(408)	—	(21)
Net increase (decrease) in cash, restricted cash and cash equivalents	(40,707)	11,705	—	(52,412)
Cash, restricted cash and cash equivalents
Beginning of period	68,666	6,097	—	62,569
End of period	$27,959	$17,802	$—	$10,157
Supplemental cash flow data:
Income tax payments, net of refunds received	$3,018	$819	$—	$2,199
Interest paid	24,147	1,930	—	22,217
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	2,711	—	—	2,711
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	2,340	2,340	—	—
Accrued capital expenditures	321	—	—	321

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies provide a better understanding of how the Company develops its assumptions and judgments about future events and related estimations and how they can impact the Company’s financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments and is fundamental to the Company’s results of operations. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the current assumptions, judgments and estimates used to determine amounts reflected in the condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our 2025 Form 10-K for a complete discussion of critical accounting estimates. There have been no material changes to our critical accounting policies or our use of estimates during the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such review and evaluation, our CEO and our CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level for this purpose, because of the material weaknesses in our internal control over financial reporting identified in relation to our financial reporting processes discussed below.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our ICFR. Based upon that evaluation, our CEO and CFO concluded that our ICFR was not effective as of June 30, 2026 due to the material weaknesses in our ICFR that are described in Item 9A of the 2025 Form 10-K, which remain unremediated as of such date.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated and combined financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this quarterly report, in conformity with U.S. GAAP.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation actions previously taken in response to the material weakness previously identified in Item 9A – Controls and Procedures of the 2025 Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 5. OTHER INFORMATION

(c) Director and Officer Trading Arrangements

During the three-month period ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Document Description
3.1(i)(a)	Third Amended and Restated Certificate of Incorporation of the Company, dated July 29, 2025, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on August 4, 2025.
3.1(i)(b)

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated December 12, 2025, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on December 12, 2025.

3.1(i)(c)	Certificate of Designations of Series A Participating Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on August 4, 2025.
3.1(ii)	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on August 4, 2025.
10.1*

Fifth Amendment to Credit and Security Agreement, dated May 14, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), MidCap Funding IV Trust and the guarantors and lenders party thereto.

10.2*

Fourth Amendment to Financing Agreement, dated May 7, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Ankura Trust Company, LLC and certain lenders from time to time party thereto.

10.3*

Limited Waiver and Fifth Amendment to Financing Agreement, dated June 30, 2026, by and among XBP Americas, LLC (f/k/a Exela Technologies BPA, LLC), Exela Finance Inc., Ankura Trust Company, LLC and certain guarantors and lenders from time to time party thereto.

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

Dated:	By:	/s/ Andrej Jonovic
August 14, 2026		Andrej Jonovic, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Dejan Avramovic
August 14, 2026		Dejan Avramovic, Chief Financial Officer (Principal Financial and Accounting Officer)